Form 10KSB
period 1998-07-31
IDF INTERNATIONAL INC
filed 1998-11-16
CIK 874993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                     For the fiscal year ended July 31, 1998

            |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from ______________ to ______________

                         Commission file number: 0-24627

                             IDF INTERNATIONAL, INC.
             ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                           11-3059399
--------------------------              ---------------------------------------
 (State of incorporation)               (I.R.S. employer identification number)


                  330 West 42nd St. (20th Floor)
                  New York, New York                         10036
             (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code: (212) 563-6900
        -------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          ------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|


State Issuer's revenues for its most recent fiscal year:  $14,066,155

Aggregate market value of Common Stock held by nonaffiliates as of October 1, 1998: $2,699,798
Number of shares of Common Stock outstanding as of October 1, 1998:  9,927,841

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference to Part III of this report.

The statements contained in Part I and Part II herein, other than historical information, are or may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the actual results of IDF International, Inc. in future periods to differ materially from such statements. These factors, risk and uncertainties include the relatively short operating history of IDF; rapid technological change affecting products and services offered by IDF; the impact of competitive services, products and pricing from other consulting, engineering and design firms; general economic conditions and the volitility of customers' capital building plans and their ability to obtain financing; delays and postponements in consulting and engineering projects, including public sector projects; the ability to obtain and keep, at profitable levels, quality personnel; and the availability of sufficient financial resources to enable IDF to meet both current and new customer demand for services.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

      IDF International, Inc. ("IDF" or the "Company"), is a holding company with two wholly-owned subsidiaries, TechStar Communications, Inc. ("TechStar") and Hayden-Wegman, Inc. ("Hayden-Wegman"). TechStar provides site acquisition, zoning and planning, architectural and engineering project management and consulting services to the wireless communications industry. Hayden-Wegman provides design, construction management and engineering services to municipalities and other governmental agencies and private industry.

TechStar is headquartered in Silver Spring, Maryland (the Washington, D.C., metropolitan area). Established in 1993, TechStar's mission is to offer its clients a blend of real estate, legal and telecommunications engineering professionals who can produce turnkey wireless communications infrastructure solutions from within one organization. Its current clients include AT&T Wireless, Motorola, Omnipoint Communications, and Nextel Communications.

      Hayden-Wegman is headquartered in New York, New York, and has offices in Boston, Massachusetts, and Buffalo, New York as well as elsewhere in the Northeast United States. Hayden-Wegman provides general engineering services to both public and private clients. Established in 1931, it has developed a strong reputation (among the variety of services it offers) for infrastructure design and refurbishment, to include work on projects such as bridges, tunnels, roads, piers, marinas, garages, pumping and electrical stations and solid waste facilities. Hayden-Wegman also performs construction management and offers engineering, analysis and design services for office buildings, planned unit developments and other development projects. Its current clients include state and local departments of transportation and general services administrations, the United Nations, AT&T, the New York Museum of Natural History, utility companies and private developers.

INDUSTRY OVERVIEW

      IDF is involved in two main industries through its subsidiaries. These are the wireless communications consulting services industry, through TechStar, and the building, infrastructure and environmental engineering industry, through Hayden-Wegman.

      WIRELESS COMMUNICATIONS INDUSTRY

      TechStar typically serves wireless communications carriers. These carriers need to develop or enhance networks of radio links/sites to allow for seamless communications coverage in particular Federal Communications Commission ("FCC") licensed geographic areas. Nationwide, cellular, paging and dispatch services FCC license holders are in the process of completing their networks' coverage or enhancing their existing networks to remain competitive with new market entrants. Although some of these licenses are over a decade old, these systems are still incomplete, particularly in suburban and rural areas. In addition, since 1996, new carriers have acquired various new licenses from the FCC.

      Some licenses were issued for the development of networks commonly referred to as personal communications systems or "PCS" (which from users' perspective operate similarly to traditional cellular networks), and are currently in the process of being developed. PCS carriers are expected to continue building out their systems to compete with existing cellular carriers. Many initial markets have launched or are close to launching. Many other license holders have not even begun to develop their systems due to financial constraints, limits on foreign investment, changes in the availability of financing through capital markets and other forces. Some holders are awaiting decisions from the FCC or the courts regarding potential restructuring of their license fee payments, business and/or other modifications. In addition to this, the FCC plans or has completed auctions of licenses to the D, E and F blocks of the radio frequency spectrum and the reauction of the license to the C block of the radio frequency spectrum. The restructuring or repositioning of these licenses as well as the further development of emerging technologies, such as local multipoint distribution system ("LMDS"), hold the prospect of additional new activity in the wireless communications industry. Regardless of the outcome, competition remains heavy within wireless communications.

      Internationally, wireless networks are developing at a rapid pace and liberalization/privatization processes are at the various stages of implementation, providing significant ongoing market opportunities for companies that can offer wireless communications consulting services abroad. Some countries, including those in Eastern Europe and Latin America, see wireless communications as a much cheaper alternative to rebuilding obsolete or malfunctioning landline communications infrastructures, and are encouraging deployment of wireless communications systems.

      INFRASTRUCTURE AND ENVIRONMENTAL ENGINEERING INDUSTRY

      Hayden-Wegman provides building, infrastructure and environmental engineering services, as well as structural rehabilitation of existing structures, construction management services and real estate development engineering. With the ongoing deterioration of infrastructure in this country and abroad, Hayden-Wegman has opportunities to participate in the rebuilding process. Looking at the industry in general, according to Engineering News-Record, an industry trade journal, domestic billings of the top 500 domestic design firms aggregated approximately $33 billion in 1997. Billings from infrastructure design projects accounted for about $5.3 billion for the top 500 domestic design firms. Billings from building projects account for approximately $9 billion for such firms.

      Currently in the United States, a strong need for public sector infrastructure and environmental engineering services has developed. Numerous public works projects such as bridges and water supply systems have reached the point in their useful lives where they need to be either rehabilitated or replaced with new construction. While municipalities have often hesitated, due to budgetary constraints, to effect these necessary upgrades, currently a confluence of factors is pushing them to do so. The two main factors are: (1) necessity, due to projects reaching a critical stage of deterioration, and (2) opportunity, due to current strong government revenue flows facilitated by the strong national economy. Management believes that the deteriorating bridges in the Northeast and New York City's failing water supply and waste water systems offer opportunities for expansion of Hayden-Wegman's current services in these areas.

      In addition to public sector projects, the current strong economy has led to renascent commercial construction activity. Numerous waterfront rehabilitation, commercial structure development and redevelopment and other projects are underway. In the Northeast United States, there is an increasing demand for waterfront reconstruction planning and design. These projects require the environmental analysis and rehabilitation of many, formerly neglected, structures and properties.

      In June 1998, Congress enacted the Transportation Equity Act for the 21st Century ("TEA-21"). TEA-21, an act to authorize funds for federal-aid highways, highway safety programs, transit programs and other purposes, succeeds the expired Intermodal Surface Transportation Efficiency Act. TEA-21 authorizes the spending of up to $217 billion over the next six years, and is expected to increase demand for design and engineering services.



TECHSTAR AND HAYDEN-WEGMAN OPERATIONS

      The business activities of IDF are defined by the services provided by TechStar and Hayden-Wegman.

      TECHSTAR SERVICES

      TechStar's services are generally sold to telecommunications operators and equipment manufacturers. Telecommunications operators are the companies, both in the United States and abroad, that design, build, manage and operate the communications system infrastructure. In addition to landline service (telephone service effected through a network that is physically wired together), many operators have developed or are developing wireless communications networks based on interconnection which includes radio waves. Most of the early wireless networks were analog cellular networks. While cellular networks are still prevalent, many operators are now developing or have developed digital PCS networks, which from the users' perspective operate like a cellular network. Also, FCC auctions of the D, E and F blocks of the radio frequency spectrum, the reauctioning of the C block thereof and emerging technologies such as LMDS serve to create new opportunities for TechStar's services within the industry.

      Many of these wireless networks have been or are being constructed by established companies in the telecommunications industry. Examples of these companies include AT&T, GTE, Bell Atlantic, Pacific Bell, Sprint and others. In addition, the sales of radio frequency licenses by the FCC has resulted in the development of many new wireless communications operators.

TechStar offers services directly to these operators to aid them in designing and building their wireless communications networks.

      Network operators must purchase significant amounts of new equipment (switching, transmission, etc.) to develop and run their wireless communications networks. A relatively small number of equipment vendors (Motorola, Ericsson, Northern Telecom and others) compete vigorously to be chosen to be the equipment suppliers for a given wireless network. As part of the bidding process, a number of equipment vendors offer telecommunications operators fully operational, turnkey wireless communications networks. Equipment vendors offer to sell the necessary network operating equipment, and build the wireless communications network, thereby offering to sell a fully operational wireless communications network to a telecommunications operator. TechStar offers its services to equipment manufacturers or other vendors to aid them in designing and building such wireless communications networks for their customers.

      TechStar's potential client base is limited to those telecommunications companies that outsource their wireless communications infrastructure needs. Three of TechStar's clients accounted for more than 90% of TechStar's revenues in each of the fiscal years ended 1998 and 1997. The loss of any of these customers, or a reduction in business from any of these customers, would have a material adverse impact on TechStar. There has been and continues to be merger, acquisition and consolidation activity in the telecommunications industry. Mergers and consolidations in the future could reduce the number of TechStar's clients or potential clients, which could have a material adverse impact on TechStar's business and results of operations. Further, decreases or delays in clients' capital spending would negatively impact TechStar's revenues and results of operations.

      HAYDEN-WEGMAN SERVICES

      For over 65 years, Hayden-Wegman has been a recognized participant in the consulting and engineering industry, providing services in improving and rebuilding transportation systems, rebuilding the nation's infrastructure, and cleaning up the environment. Hayden-Wegman is recognized within its industry and is often cited by clients and trade associations as a provider of superior consulting and engineering services. Hayden-Wegman has provided engineering services for a variety of projects from major interstate transportation systems to municipal structures, for clients such as public agencies, major corporations and private developers. It has four primary design and construction management market segments: infrastructure, waterfront services, parking garage specialist services and environmental projects.

Hayden-Wegman has four offices within the Northeast region of the United States. These offices are located in New York, New York; Boston, Massachusetts; Buffalo, New York and Parsippany, New Jersey.

      Hayden-Wegman's infrastructure services involve projects dealing with the design, inspection and construction management of roadways, viaducts, bridges, terminals and tunnels. Its projects have included more than 500 miles of interstate highways, more than 600 bridges and over seven miles of waterfront facilities. In addition, Hayden-Wegman has developed a unique market niche in the building envelope and garage rehabilitation industry and markets itself as "The Garage Specialists", and as experts in the analysis and repair of failing building facades and parapets. Hayden-Wegman's environmental design services have ranged from major refuse projects to energy facilities, sewage treatment plants, municipal and private sewer systems, water treatment plants and water distribution systems. Hayden-Wegman's construction management services consist primarily as acting as agents of project owners in the administration of contracts between such owners and their general contractors.

      A majority of work undertaken by Hayden-Wegman is with the public sector. Approximately 75% of total billings for the fiscal years 1998, 1997 and 1996 have been derived from the public sector. In general, there are two types of bids required when dealing with the public sector. One type of bid is known as a lump sum bid; a bidder wins a contract under such a bid based on price. Another type of bid is called reimbursable cost (usually with an upset limit). This type of bid outlines the specific approach to be taken, the professional qualifications of the individuals who would work on the project, the qualifications of the bidding company and, finally, the anticipated man-hours to complete the project.

      Over the years, Hayden-Wegman has been successful in working on a number of engineering projects for the public sector, including the New York State Department of Transportation, the New York State Thruway Authority, the Massachusetts Department of Public Works, New Jersey State Department of Transportation, the Massachusetts Bay Transportation Authority and municipal governments in the Northeastern and Southeastern states as well as the New York City Department of Environmental Protection, the New York City Department of Parks and Recreation, the New York City Department of Design and Construction and the New York City Bureau of Bridges.

      Hayden-Wegman offers services to the private sector as well. In general, private sector clients pay a premium over that charged to public sector clients. Private sector projects are generally of shorter duration. Management believes that Hayden-Wegman has the necessary qualities to increase revenues from private sector clients due to its reputation for excellent, innovative and cost effective results. The private sector clients include AT&T Corporation, Chase Manhattan Bank, the United Nations and several major private developers and high-rise and garage owners in New York City.

      Hayden-Wegman has established strong public sector relationships, having provided engineering services on more than 1,000 infrastructure projects throughout the United States which have exceeded $2 billion in value. The projects completed or in various stages of process include: the White Hall Ferry Rehabilitation in New York; the Boston Central Artery -- one of the most significant infrastructure projects of the 1990's; the relocation of a Route 7 section in Connecticut; the Henry Hudson Parkway, 158th Street Exit in New York, New York; Malcom X Boulevard; Lift Bridges at 9th Street in Brooklyn, New York and at Broadway in New York, New York; the modernization of New York Hospital and the Hospital for Special Surgery, rehabilitation of Waterside Plaza in New York, New York; the East Side Esplanard Project, including the replacement of Pier No. 11 in New York Harbor; and marinas in Northport, on the Hudson River and Oyster Bay, New York. Hayden-Wegman currently has a backlog of infrastructure design work to perform for various projects within New York, New Jersey and Massachusetts.

      Additionally, as part of its environmental design services, Hayden-Wegman has developed extensive experience in the engineering and design of water and waste/water treatment facilities as well as refurbishments thereof. It also has experience in the design and management of solid waste facilities. Hayden-Wegman is currently engaged by the City of New York to design three separate waste water projects.

      Hayden-Wegman's completed projects include the 2,000 ton per day Municipal Solid Waste Burning Facility that generates power for sale to Florida Power and Light in Palm Beach County, Florida, totaling $180 million in value, and a 975 ton per day Mass-Burn Resource Recovery Plant serving residents of Alexandria and Arlington, Virginia.

      Hayden-Wegman is also active in the development of solid waste treatment and storage solutions to critical waste disposal problems. For example, Hayden-Wegman engineering solutions have been responsible for many improvements in sanitary landfill design, including the creation of leachate treatment facility designs such as the one it developed for the 400 ton-per-day sanitation landfill in Williamsport, Lycoming County, Pennsylvania. In addition, Hayden-Wegman developed the first coordinated gas control and venting system for a New York landfill. Working with New York City, the State of New York and Brooklyn Union Gas Company, Hayden-Wegman developed a landfill gas-to-electricity pilot project at the world's largest landfill located on Staten Island, New York.

      Each of Hayden-Wegman's offices, though they work in a coordinated fashion on many projects, have also developed distinct service offerings, based upon local needs.

      Hayden-Wegman's New York office has developed expertise in environmental and other utility related project engineering, including: (1) water mains, (2) combined sewer overflow, (3) pumping stations, (4) sewage plant stabilization work and (5) smaller sewage treatment plants. Management believes that the New York City Department of Environmental Protection, an established client, will continue to demand engineering services for continued maintenance and modification of its 64 pumping stations.

      Additionally, since early 1990, Hayden-Wegman's New York office has more aggressively marketed hospital and traffic design engineering services, two service segments which management views as continuing to expand. Engineering services for hospitals include, but are not limited to, work on the utilities, sewage treatment facilities, and traffic management. Significant engineering services were recently provided by Hayden-Wegman to New York Hospital and the Hospital for Special Surgery.

      Hayden-Wegman's New York office has been recognized by garage owners and operators in New York, New Jersey and Connecticut for its expertise in garage engineering and its garage project clients have included the United Nations, AT&T and the City and State of New York. Finally, the New York office is also aggressively marketing construction management services.

      Hayden-Wegman's Boston office primarily serves the Massachusetts Department of Public Works and its large Boston Central Artery Project, a significant infrastructure project. Public sector projects account for approximately 95% of the Boston office billings and backlog. Since 1996, Boston office revenues have become heavily concentrated in infrastructure engineering services. Among other Boston office projects is a municipal incinerator project in Florida and the Landfill Gas Recovery project in Rhode Island.

      Hayden-Wegman's Buffalo office markets include the New York State Thruway Authority, the Erie County Department of Public Works and the City of Buffalo Department of Public Works. Recent clients have included the New York State Department of Transportation, Empire State Development Corporation for Buffalo Inner Harbor Planning and the Buffalo Sewer Authority, for construction of a 6-mile-long rock tunnel sewer overflow relief project.

      Finally, Hayden-Wegmen's New Jersey office's major client is the New Jersey Department of Transportation. In addition to engineering, the New Jersey office markets surveying services to developers in New Jersey and New York.

      Hayden-Wegman is aggressively pursuing waterfront projects. Recently the Buffalo office, together with the New York City office, received a contract for study, planning preliminary design and final design services of the Buffalo Inner Harbor. In addition, Hayden-Wegman is aggressively pursuing opportunities for entering into the rapidly expanding telecommunication support services market and into special niches in the bridge design and construction market.

      BACKLOG

      As of July 31, 1998, TechStar's and Hayden-Wegman's total backlog was approximately $2,000,000 and $16,185,000, respectively.


MARKETING AND SALES STRATEGY

       Each of the TechStar and Hayden-Wegman operating subsidiaries markets its own services separately.

       TECHSTAR

      Management believes that TechStar's marketing and sales efforts benefit from that company's excellent reputation in the telecommunications industry, as reflected in its current client list, which includes AT&T, Motorola, Nextel and Omnipoint.

      Focusing on evolving market conditions, TechStar currently intends to approach marketing of its services through three major avenues:

o FINANCING: TechStar intends to explore ways to arrange for third party financing for its services in order to enhance its ability to offer integrated services solutions. TechStar will also seek opportunities to provide such financing together with equipment providers and/or telecommunications operators.

o SYNDICATIONS/JOINT VENTURES: TechStar intends to pursue aggressively the syndication or partnering with potentially synergistic competitors or complementary businesses offering access to new markets, new customers or new service applications, nationally and internationally. This approach would enable TechStar to offer more comprehensive services and greater geographic coverage.

o NEW APPLICATIONS FOR SERVICES: As new and emerging technologies develop, TechStar intends to target new applications for its services. For example, TechStar will seek to market its services to traditional customers and new customers who will be engaged in the build out of LMDS systems.

      TechStar's sales and marketing are managed by its President and other senior officers of the company. In addition, in May 1998, TechStar established a Vice President position to coordinate TechStar's marketing, sales and business development efforts.

      HAYDEN-WEGMAN

      Hayden-Wegman's traditional clientele of public sector agencies provides, and is expected to provide, the majority of its revenue. For over half a century, Hayden-Wegman has established strong working relationships with various public sector agencies (state and local). Its engineering expertise in the design for infrastructure and environmental projects is also well known in the private sector.

      Hayden-Wegman plans to expand its marketing and sales capability by engaging additional business development staff to supplement the business development activities currently accomplished by its Hayden-Wegman's officers and staff.

      Hayden-Wegman obtains customers for its private sector engineering services through client and vendor referrals and new business development efforts of its internal marketing staff. Public sector agencies advertise new engineering projects in national publications such as the Engineering News Record, an engineering industry publication, and the Commerce Business Daily, a weekly publication issued by the Federal Government, and state and local publications such as the New York State Register. Hayden-Wegman is on the qualified consultants list of New York City Department of Transportation and Department of Environmental Protection.

      Hayden-Wegman's sales and marketing are managed by its President, a former executive with the Port Authority of New York and New Jersey, the marketing staff and project managers. A business development and marketing staff member in Boston is a former Massachusetts Highway Department executive. In New York, marketing staff members include former employees of public agencies.

      Each Hayden-Wegman marketing representative based in a particular Hayden-Wegman office reports to a senior marketing officer who is responsible for that office's sales and marketing efforts. Each local office senior marketing officer reports to the President of Hayden-Wegman.

      Management believes that Hayden-Wegman can capitalize on Hayden-Wegman's long standing presence and the proven ability of its highly trained professional personnel to take advantage of the changing dynamics of the engineering services marketplace.

      The marketing plan for Hayden-Wegman's New York City office stresses the growth of current private sector work through contacting new clients and extending current projects with private clients, and continued pursuit of public sector work, including transportation work in the rail and airport areas, as well as services in support of design/build and private sector projects.

      Hayden-Wegman's Boston office plans to continue to market its services to municipalities in Massachusetts for additional roadway design work, to private industry clients for industrial pretreatment project work, and intends to expand its marketing efforts to the Maine and Vermont Departments of Transportation as well as other agencies in those states.

COMPETITION

      TECHSTAR

      Competition in TechStar's line of business, wireless communications network services, is strong and is concentrated primarily among less than twenty companies. Some of these companies are represented by telecommunications divisions of large engineering firms such as Fluor-Daniels and Bechtel. Others are well established firms such as SBA and Entel. These companies have greater financial resources than TechStar and thereby may be able to secure and/or finance projects beyond the current capabilities of TechStar. Recently, a number of carriers have slowed the development of their wireless communications networks in order to preserve capital and focus on subscriber growth. As a result, there has been a slowdown in building activity which has put pressure on the existing companies in

TechStar's line of business. This has resulted in two movements, a movement to consolidate among industry players and a movement to diversify into new areas of activity, such as build-to-suit arrangements. Under build to suit arrangements, independent companies construct and own the transmission towers, and the wireless service providers rent tower space thereon. While TechStar has begun the process of evaluating build to suit services, it has not yet provided such services to any carrier.

      Management believes that TechStar's primary competitive advantage is its ability to provide to its clients an integrated package of real estate, (including site acquisition), legal (including municipal approvals and permitting), and engineering system implementation consulting services. The integration of these key services enhances efficiency, effectiveness and accountability. Management also believes that TechStar has a strong asset in its professional and administrative staff, which continues to provide superior services at competitive pricing. In addition, TechStar is exploring new avenues for business, such as license and franchise acquisition and development, site management, construction consulting services and syndication and joint ventures.


      HAYDEN-WEGMAN

      Competition in Hayden-Wegman's line of business, engineering services, is very fragmented. In the area of infrastructure design, Hayden-Wegman has significant competition from other companies, which include Vollmer Associates, Parsons Brinkerhoff and Urbitran, many of which have significantly greater revenues and financial resources than Hayden-Wegman.

      Within environmental design, Hayden-Wegman faces competition from, among others, CH2M Hill, Inc., Camp Dresser and Mckee, Inc., SEA Consultants, Inc., and Weston & Sampson Engineers. All four companies provide significant competition, and are believed to have significantly greater revenues and financial resources than Hayden-Wegman.

      Larger companies, such as Parsons Brinkerhoff, Vollmer Associates, CH2M Hill and Camp Dresser and Mckee, all have a national presence and, as a result, are competition for Hayden-Wegman in all regions where it is present. In New York specifically, Hayden-Wegman also faces competition in waste water projects from the URS Companies and from Gannett Fleming Company. These companies have significantly greater revenues and financial resources than Hayden-Wegman. In Boston, Hayden-Wegman faces competition from smaller regional firms.

      Management also believes that Hayden-Wegman has a strong asset in its professional and administrative staff, which continues to provide superior consulting and design services at competitive pricing. Hayden-Wegman has collected years of detailed utility type and location information in New York City. This information is key to the redevelopment of the existing utility infrastructure and also critically important during new construction to minimize the impacts on existing services. In building garage rehabilitation, Hayden-Wegman has extensive experience with high-end finite element structural analysis computerized tools and the application of state of the art materials such as carbon fiber. Finally, in the waterfront area, Hayden-Wegman has developed specific design solutions on major waterfront projects.


REGULATORY ENVIRONMENT

      REGULATORY ENVIRONMENT

      Certain of TechStar's and Hayden-Wegman's employees (e.g. engineers and attorneys) are required to be licensed in the jurisdictions in which they conduct business.

      Wireless communications providers doing business with TechStar are subject to federal regulation. Changes in laws, rules and regulations affecting such clients could have an adverse material impact on the Company's results of operation.

      On a local level, transmission antennas and towers often require local/municipal approval. Changes in local zoning ordinances which have the effect of making it more difficult to obtain such approvals could reduce the level of building activity which could adversely impact TechStar's results of operations.

      INTELLECTUAL PROPERTY

      INTELLECTUAL PROPERTY AND RESEARCH AND DEVELOPMENT

      Neither IDF nor its subsidiaries hold any patents, trademarks or other intellectual property of significant commercial value. Also, neither IDF nor its subsidiaries engage in any organized and significant research and development activities.

EMPLOYEES

      As of October 1, 1998, IDF employed 2 senior executives.

      As of October 1, 1998, TechStar employed approximately 30 persons, of which approximately 15 are engineers.

      As of October 1, 1998, Hayden-Wegman employed approximately 115 persons, of which approximately 84 are engineers. The staff of engineers, designers and construction managers have a wide range of technical expertise in the fields of civil, environmental, structural, geotechnical, electrical and mechanical engineering. The technical support personnel are comprised of planners, traffic engineers, rehabilitation experts, surveyors, and CADD operators.

Relations with all employees is believed to be good. There are no collective bargaining agreements with any employees of IDF or of its subsidiaries.

CORPORATE HISTORY

      CORPORATE HISTORY

      IDF, a New York corporation, was incorporated pursuant to the laws of the State of New York on March 27, 1991. It was formed to seek potential business opportunities which management believed may provide a profit for IDF. On December 5, 1991, IDF completed a public offering of its securities pursuant to which it sold 200,000 Units at $5.00 per Unit, each Unit consisting of one share of the Common Stock and one common stock purchase warrant entitling the holder to purchase one share of IDF Common Stock for a period of nine months expiring on September 4, 1992, at a price of $15.00 per share. The expiration date was extended but expired September 30, 1993. IDF's management evaluated various prospective business opportunities, but it had no operations from its inception in March 1991 through November 1993, when IDF acquired Hayden-Wegman.

      Hayden-Wegman was incorporated in the State of New York in 1930 under the name John M. Farley & Co., Inc. The name was subsequently changed to Leonard S. Wegman & Co., Inc. Leonard S. Wegman & Co., Inc., was located in New York City and provided engineering services for the public sector and private industrial projects. In 1984, Leonard S. Wegman & Co., Inc., merged with Hayden, Harding & Buchanan, an engineering and design firm, and changed its name to Hayden-Wegman, Inc. Hayden, Harding & Buchanan, located in New England, had been founded in 1938 and principally provided engineering design services to the public sector. In 1986, Alta Acquisition Corporation acquired Hayden-

Wegman. On December 29, 1992, H/W Acquisition, Inc., a newly formed Delaware corporation owned by the key management of Hayden-Wegman, acquired all of the outstanding shares of Hayden-Wegman's capital stock.

      Hayden-Wegman was formed before professional corporations, owned by licensed professional surveyors and engineers, were provided for under New York's Business Corporation Law. At present, a new corporation could not be formed to perform the work that Hayden-Wegman performs, if the corporation were not wholly owned by engineering professionals.

      On November 3, 1993, IDF acquired all the outstanding common stock of H/W Acquisition, Inc., in exchange for 550,000 shares of Common Stock of IDF. H/W Acquisition, Inc., was the record holder of all the outstanding capital stock of Hayden-Wegman, and IDF became the record holder of all of the outstanding capital stock of H/W Acquisition, Inc. On December 29, 1993, H/W Acquisition, Inc., changed its name to Hayden-Wegman International, Ltd. ("H-W Ltd."). H-W Ltd. continues to be a wholly-owned subsidiary of IDF.

      TechStar, formerly Broadcast Towers Site, Inc., was organized under the laws of the State of Delaware on February 28, 1994. Effective December 11, 1996, the shareholders of TechStar exchanged all their shares in TechStar for $780,000 in cash, 507,246 unregistered shares of American United Global, Inc. ("AUGI"), common stock and three promissory notes aggregating $600,000. The transaction was valued at $4,426,303 and was accounted for by the purchase method of accounting. Goodwill in the amount of $3,905,639 was recorded on the books of TechStar in accordance with the push down theory of accounting. Accordingly, TechStar became a wholly-owned subsidiary of AUGI.

      Effective August 1, 1997, TechStar was a party to a reverse triangular merger with IDF, through its newly formed subsidiary, TechStar Acquisition Corp. ("Acquisition Corp."). TechStar emerged as the surviving corporation of the merger with Acquisition Corp. and became a wholly-owned subsidiary of IDF. As a result of this merger, IDF issued 6,171,553 shares to AUGI, resulting in AUGI owning approximately 63% of the issued and outstanding common shares of IDF at that date. In addition, certain officers of TechStar received options to acquire an additional aggregate 8% of IDF Common Stock pursuant to their employment agreements.

ITEM 2.     DESCRIPTION OF PROPERTY

IDF PROPERTIES

      IDF maintains its corporate headquarters at the offices of Hayden-Wegman at 330 West 42nd Street, 20th Floor, New York, New York. IDF moved in October, 1998 from its previous location at 155 Morris Avenue, Springfield, New Jersey.


TECHSTAR PROPERTIES

      TechStar maintains its corporate headquarters in Silver Spring, Maryland. It has one other regional office in Wilmington, Delaware. All facilities are leased and are considered adequate for TechStar's anticipated operating needs through the foreseeable future.

      TechStar's corporate headquarters is located at 8403 Colesville Road, 16th Floor, Silver Spring, Maryland. The office floor area is approximately 31,000 square feet. The lease runs through June 2001 and is for $ 34,104 per month. Part of the office space is subleased.

      The Delaware office is currently located at 501 Silverside Road, Suite 130, Wilmington, Delaware. The lease is for $ 300 per month and is on a month-to-month basis.

HAYDEN-WEGMAN PROPERTIES

      Hayden-Wegman maintains its corporate headquarters in New York City, New York, and has three other regional offices which are located in Parsippany, New Jersey; Boston, Massachusetts and Buffalo, New York. All facilities are leased and are considered adequate for Hayden-Wegman's anticipated operating needs through the foreseeable future.

      The New York City office has been in operation since 1931. The New York City office is currently located at 330 West 42nd Street, 20th Floor, New York, New York. The office floor area is approximately 12,000 square feet. The lease runs through November 1999 and is for $ 20,920 per month.

      The New Jersey office is located at 1055 Parsippany Blvd., Parsippany, New Jersey. The office floor area is approximately 1,350 square feet. The lease runs through December 1998 and is for $ 1,917 per month.

      The Buffalo office has been in operation since 1970. The Buffalo office is currently located at 455 Commerce Drive,

Amherst, New York, a suburb of Buffalo, New York. The office floor area is approximately 4,300 square feet. The lease runs through March 2001 and is for $ 3,938 per month.

      The Boston office has been in operation since 1938. The Boston office occupies 10,000 square feet and is currently located at 214 Lincoln Street, Boston, Massachusetts. The office floor area is approximately 10,000 square feet. The lease runs through August 2001 and is for $ 9,687 per month through August 1998, $ 10,462 per month from September 1998 to August 1999, and $ 11,238 per month from September 1999 to August 2001.


ITEM 3.     LEGAL PROCEEDINGS

      IDF is not a party to any material litigation other than routine litigation incidental to the business.

      TechStar is not a party to any material litigation other than routine litigation incidental to its business.

      Hayden-Wegman is not a party to any material litigation other than routine litigation incidental to its business, other than the following litigation:

Anthony Pasqua v. Hayden-Wegman, Inc. Queens County Supreme Court, No. 25954/95, in the State of New York. The plaintiff, a former employee of Hayden-Wegman, commenced an action that is pending in which he is seeking compensatory damages of $2,000,000 and punitive damages of $1,000,000 for allowing a long term disability policy to lapse, thereby depriving the plaintiff of disability benefits which he would otherwise have been eligible to receive and which, he claims, he was contractually entitled to receive. Hayden-Wegman filed an Answer denying the claim. Depositions are expected to be scheduled.

Kathryn M. Panda, as executrix of the Estate of Robert C. Panda and Kathryn M. Panda, individually v. Hardat Ramroot and Halmar Corporation Halmar Corporation
v. Hayden-Wegman, Inc. Hardat Ramroot v. Hayden-Wegman, Inc. Supreme Court of New York, Bronx County No. 25540/95

      This action involves an incident in which the decedent, Robert C. Panda, was struck and killed at a job site by a motor vehicle owned and operated by defendant Hardat Ramroot on August 31, 1995. The decedent was an employee of Hayden-Wegman at the time of the incident. The plaintiff is seeking $1,000,000 for pain and suffering and $10,000,000 for compensatory and punitive damages and lost earnings. The defendant driver and his employer have brought third party actions against certain parties, including Hayden-Wegman. The third party action against Hayden-Wegman alleges that it is responsible for damages for failure to train and supervise the decedent. Hayden-Wegman filed an Answer denying the third party claims. Discovery is pending in the case.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


            The Common Stock has been listed and traded on the OTC Electronic Bulletin Board since March 19, 1998 under the symbol "IDFI". The following table sets forth the high and low bid prices for each quarter as set forth below. Quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


            Fiscal 1998                         High         Low
            -----------                         ----        -----

            Quarter ended April 30, 1998        $2.86       $2.11
              (from March 19, 1998)
            Quarter ended July 31, 1998         $2.86       $1.00


            The Company has not paid any cash or stock dividends on the Common Stock and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

            As of October 1, 1998, there were approximately 9,927,841 shares of Common Stock issued and outstanding held by approximately 163 record holders. Institutions, as holders of record, may hold Common Stock as nominees (street name) on behalf of multiple beneficial owners.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

           The following discussion should be read in conjunction with IDF's consolidated financial statements, and notes thereto. The discussion contains statements which are or may be deemed to be forward looking. See the preface to
Part I hereof for a discussion of factors, risks and uncertainties which may cause actual results to differ materially from such statements.

INTRODUCTION

IDF is a holding company with two wholly-owned subsidiaries, Hayden-Wegman and TechStar. IDF acquired Hayden-Wegman in November 1993 and TechStar in August 1997. In connection with the TechStar acquisition, IDF changed its fiscal year end to July 31 from June 30. Audited financial statements, on a consolidated basis, for prior periods do not exist. Any comparisons in the financial analysis are made to put the financial results for the fiscal year ended July 31, 1998 in historical perspective. Such comparisons are made herein to the most recent unaudited "pro forma" twelve month consolidated statement of operations for the period ended June 30, 1997.

RESULTS OF OPERATIONS

      IDF experienced a net earnings loss of $9,929,638, or $1.02 per share of Common Stock, for the fiscal year ended July 31, 1998. The most significant component for this loss relates to management's revaluation of its intangible assets which resulted in a determination that the assets are impaired. The revaluation of IDF's intangible assets has resulted in a one-time write down of goodwill in the amount of $7,500,000. In addition to the loss related to the goodwill write down, IDF experienced an operating net loss of $2,429,638.

      The operating environment at Hayden-Wegman has changed significantly since August 1, 1997, and the effects of such changes have become evident over the past few months. Hayden-Wegman's ability to compete for new contracts decreased resulting in fewer contract awards, delays in work and decreasing gross profit margins for those contracts which are awarded. In addition, increased competition for qualified personnel to secure new work has intensified significantly, further eroding gross profit margins. Hayden-Wegman's operating costs are higher than much of its competition, primarily due to higher interest costs related to its revolving credit facility, thereby impairing its ability to attract qualified engineering personnel and to compete as cost effectively for new contracts. As a result of these concerns, an evaluation of Hayden-Wegman's goodwill as of July 31, 1998 was conducted. A determination of the estimated future undiscounted cash flows from Hayden-Wegman's goodwill revealed that the aggregate cash flows from goodwill did not exceed the carrying value at July 31, 1998. Accordingly, these cash flows were then discounted to the present value at July 31, 1998 and, when compared to the carrying value of $4,408,417, resulted in a write down of $4,000,000 as impairment of goodwill.

      The nature of TechStar's operations limits its potential client base to those telecommunications companies that outsource their wireless communications infrastructure needs. Three of TechStar's clients accounted for more than 90% of their revenues in 1998 and 1997. Subsequent to July 31, 1998, TechStar was notified by two of these customers that TechStar's contracts were to be suspended until further notice, and are likely to be reduced in scope. While both clients indicated that the stoppages were due to industry conditions and not due to TechStar's quality of work, the resulting changes nevertheless will adversely impact financial results. These events and other concerns relative to TechStar's operations necessitated an evaluation of TechStar's goodwill for possible impairment. A determination of the estimated future discounted cash flows from TechStar's goodwill revealed that the aggregate cash flows from goodwill did not exceed the carrying value at July 31, 1998. Accordingly, these cash flows were then discounted to the present value at July 31, 1998 and, when compared to the carrying value of $3,651,773, resulted in a write down of $3,500,000 as impairment of goodwill.

      Net revenues for IDF for the fiscal year ended July 31, 1998 aggregated $14,066,155. This result represents a decrease from the most comparable pro forma period of approximately $2,600,000. The most significant reduction was at Hayden-Wegman, which had net revenues of approximately $9,000,000 for the fiscal year ended July 31, 1998, a decrease of over $2,000,000 from the most comparable prior twelve-month pro forma period. This decrease was primarily due to Hayden-Wegman's inability to secure new business at a time when prior projects were being completed. Although Hayden-Wegman maintains a solid reputation for the quality of its engineering and construction management work, Hayden-Wegman's ability to secure new work, particularly in the public sector, was impaired by its poor credit position, including the failure to pay taxes on a timely basis and make timely contributions to employee benefit plans. Hayden-Wegman has taken steps to improve its credit position, including the payment of the aforementioned items, and management believes its past credit difficulties should not prevent it from securing new business in the future. TechStar's net revenues declined by approximately $600,000 in the fiscal year ended July 31, 1998 compared to the comparable prior year period. The decline was primarily attributable to the cancellation of a contract and the reduction in the scope of work under another contract. TechStar was unable to replace this work due to the general slow down in its industry.

      The consolidated operating expenses for the fiscal year ended July 31, 1998 was $15,389,696. This result represents an increase from the most comparable pro forma period of approximately $1.5 million. The prior period results included a one-time reduction in expenses of approximately $500,000 related to a gain on a settlement of a prior obligation. The major increases in expenses in the fiscal year ended July 31, 1998 related predominantly to extraordinary legal and accounting expenses associated with IDF's acquisition of TechStar and IDF's preparation and filing of a registration statement registering the Common Stock under the Securities and Exchange Act of 1934. At TechStar, IDF also settled two outstanding litigation matters that increased expenses approximately $200,000 in fiscal year ended July 31, 1998. During the 1998 fiscal year, TechStar leased larger, more expensive office space at its Silver Spring, Maryland site in anticipation of increased needs. This new lease increased the monthly rental expense from an average of $11,000 per month in 1997 to an average of $34,000 per month in fiscal year 1998. Management has since entered into an agreement to sublease up to 50% of that space in fiscal year 1999 to reduce this obligation in the future. Hayden-Wegman incurred one-time expenses of $250,000 related to settlements of items previously in dispute and payments for work performed by subcontractors that were not previously paid in a timely manner. Management is installing new accounting and information systems, designed to enhance record-keeping and cost/payment tracking to minimize future payment disputes and late payments.

      IDF incurred interest expense in the amount of $1,124,281 for the fiscal year ended July 31, 1998. Hayden-Wegman has a $3,000,000 revolving credit facility with a lender (a factoring arrangement). In accordance with the agreement, Hayden-Wegman identifies and transfers to this lender, a designated pool of contract receivables and is advanced 80% of the aggregate face value of such receivables. The remaining 20%, less interest, and certain reimbursable expenses, is remitted to Hayden-Wegman once the lender receives payment for the pooled receivables. The lender is paid interest at the rate of prime plus 1.5% per annum and fees of approximately 1% per month based upon a sliding scale tied to the number of days that the receivables are outstanding. The interest and fees are computed on the full value of the receivables until all related client payments are received. In the fiscal year ended July 31, 1998, IDF experienced significant delays in collections which resulted in increased interest and fees of approximately $200,000 when compared to the most recent unaudited pro forma twelve-month period. Management believes its new accounting and information systems will also enhance its collections.

LIQUIDITY AND CAPITAL RESOURCES

      IDF ended the fiscal year ended July 31, 1998 with cash on hand of $791,804. This amount was offset by a current liability overdraft of $264,766.

      Net cash used by operating activities in the fiscal year ended July 31, 1998 was $2,639,296. This includes a decrease in receivables of $1,780,058 offset by an increase in costs and earnings in excess of billings of $1,028,985. The net operating cash decrease was further impacted by a decrease in accrued wages, salaries and related costs of $1,096,710 due to changes in personnel.

      In September 1997, IDF sold approximately $3,000,000 aggregate principal amount of 8% Senior Subordinate Convertible Notes (the "Notes") in a private placement. The net proceeds of the sale of Notes of approximately $2,600,000 were used primarily to pay past due obligations, including but not limited to payments to federal and state taxing authorities, employee 401K plans and subcontractors.

      All of the outstanding Notes have been converted into Series A and Series A-1 Preferred Stock. In addition, an affiliate of IDF converted an $800,000 principal loan to IDF into 400,000 shares of Series B Preferred Stock and approximately $32,000 of accrued interest into Series A-1 Preferred Stock. The Series A Preferred Stock, A-1 Preferred Stock and B Preferred Stock bear dividends at the cumulative rate of 8%. Substantially all holders of Series A Preferred Stock and all holders of Series A-1 Preferred Stock and Series B Preferred Stock have agreed, in writing, that IDF may, at its option, pay dividends in additional shares of Series A or Series A-1 Preferred Stock. To date, substantially all dividends on the outstanding Preferred Stock have been paid in additional shares rather than cash, and IDF anticipates continuing to do so.

      Hayden-Wegman's use of funds from its revolving credit facility increased significantly in the fiscal year ended July 31, 1998. The amount outstanding under the facility as of July 31, 1998 increased to $2,759,129 from $1,782,744 at June 30, 1997. Management had concentrated a significant amount of time in pursuing new work, and did not sufficiently address problems in collecting payments due it from prior and existing contracts. Further, in some instances, management's collection of payments from customers was hindered by its desire to secure new work from those customers. Delays in billing and collections for work performed increased significantly Hayden-Wegman's revenues in excess of billing in fiscal year 1998. These delays resulted in increased use of the credit facility thereby increasing interest and fees thereunder. Management believes its renewed focus on billings and collections, together with its new accounting and information systems, will enhance its collections effort and in doing so reduce financing charges in the future.

      IDF believes its cash flows from operations and its revolving credit facility will need to be supplemented in the next fiscal year to meet its working capital needs. Certain members of the IDF Board of Directors and significant shareholders have committed to loan up to $1,000,000 to IDF when requested by IDF for its working capital needs. As of November 1998, the Company has received $400,000 under this commitment. IDF may also need additional financing in order to enable it to take advantage of new opportunities in its core businesses. However, there can be no assurance that such financing, if available, will be on terms acceptable to IDF or that such financing would not result in dilution to existing shareholders.

YEAR 2000

      Many existing computer programs use only the last two digits to refer to a year. Those computer programs which do not properly recognize a year that begins with "20" instead of the familiar "19" could fail or create erroneous results (the "Year 2000" issue).

      In July 1998, TechStar began the installation of a new accounting and information system, Timberline. This new system is Microsoft Windows based and is certified by Timberline as being Year 2000 compliant. TechStar anticipates installation to be completed by December 1998. The cost of the new Timberline system, including training, was approximately $25,000. TechStar also uses Microsoft Office 97 and Auto CAD version 14, which are also certified by the vendor as being Year 2000 compliant. Management requires its employees to perform proper system backups of material at regular intervals to minimize any potential system problems.

      Hayden-Wegman's Information Strategic Plan (ISP) calls for replacement of existing account and project information systems with third-party state-of-the-art applications and hardware, augmented with internally developed client-server desktop applications. The third-party applications consist of Microsoft Office 97 applications, Auto CAD version 14 and LARSA 1998 Finite Element Analysis, all certified by the respective vendors as Year 2000 compliant. The implementation of ISP is expected to be completed by early in 1999.

      The new account and project information system will use Harper and Shuman's new Advantage accounting and project control software. This software will reside on a new Dell PowerEdge 2300 server with a 9.1GB LVD SCSI hard drive using Microsoft NTS 4.0 software. Hardware and software are both Year 2000 compliant. Historical accounting and project data on the legacy accounting system, an older version of Harper and Shuman, which currently resides on a Digital Equipment Corporation VAX, will be brought over to the new application. The estimated total cost of this effort, including software, system development, conversion of existing data and on-site training, is $100,000, of which $10,000 has been spent as of October 1, 1998.

      IDF's subsidiaries are not materially dependent on the Year 2000 compliance of its customers or other third parties. The work performed by the subsidiaries for its customers is performed relatively independent from third parties. TechStar's and Hayden-Wegman's ability to meet customer commitments is dependent upon its internal Year 2000 compliance. Given the recent and ongoing installation of the new systems, IDF does not expect material business interruptions from Year 2000 issues and, further, in management's evaluation, the Company's reasonably likely worst case scenario from any Year 2000 issues is not expected to be material.

ITEM 7.     FINANCIAL STATEMENTS.

      The Company's consolidated financial statements appear following Item 13 of this report beginning on page F-1. See Index to Financial Statements on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


      None.

                                    PART III

      The Company intends to file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement (the "Proxy Statement") for use in connection with the Company's Annual Meeting of Stockholders. In accordance with General Instruction E(3) of Form 10-KSB, the information required by Items 9, 10, 11 and 12 below is incorporated herein by reference to the Proxy Statement.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

            The information required by this Item 9 is incorporated herein by reference to the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10.    EXECUTIVE COMPENSATION.

            The information required by this Item 10 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information required by this Item 11 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required by this Item 12 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 10-KSB.

            (a) The following documents are filed as part of this report:

                  (1) A list of the financial statements filed as a part of this report is set forth in Item 7 and is incorporated herein by reference. See Index to Financial Statements on page F-1.



                  (2) Exhibits:

                        The information required by this Item 13(a)(2) is set forth in the Index to Exhibits and is incorporated herein by reference. Included in the Index to Exhibits are the following management contracts, compensatory plans and arrangements:

                        (i) 10.1 Employment Agreement between the Registrant and Solon Kandel.

                       (ii) 10.2 Employment Agreement between the Registrant, Hayden-Wegman, Inc. and Lembit Kald.

                       (iii) 10.3 Employment Agreement between the Registrant, TechStar Communications, Inc. and Sergio Luciani.

                       (iv)   10.12 Registrant's Stock Option Plan.

                       (v) 10.17 Employment Agreement between the Registrant, TechStar Communiciations, Inc. and Simantov Moskona.

                     (b) No reports on Form 8-K were filed by the Company during the fourth fiscal quarter ended July 31, 1998.

                                   SIGNATURES

            In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDF INTERNATIONAL, INC.


Dated:  November 13, 1998           By:     /S/ SOLON L. KANDEL
                                       ------------------------
                                             Solon L. Kandel
                                             Chief Executive Officer and
                                             President



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                          TITLE                    DATE
         ----------                          ------                   -----



     /S/ SOLON L. KANDEL      Director, Chief Executive           November 13, 1998
---------------------------   Officer and President
         SOLON L. KANDEL      (Principal Executive Officer)


     /S/ MICHAEL LOSCH        Chief Financial Officer             November 13, 1998
----------------------------  and Chief Operating Officer
         MICHAEL LOSCH        (Principal Financial and
                               Accounting Officer)



   /S/   ROBERT M. RUBIN      Director and Chairman of the        November 13, 1998
----------------------------  Board
         ROBERT M. RUBIN


    /S/  LEMBIT KALD          Director                            November 13, 1998
-----------------------------
         LEMBIT KALD


   /S/   LAWRENCE KAPLAN      Director                            November 13, 1998
---------------------------
         LAWRENCE KAPLAN


  /S/    SERGIO LUCIANI       Director                            November 13, 1998
---------------------------
         SERGIO LUCIANI

                                                   INDEX TO FINANCIAL STATEMENTS


                                             IDF INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                                                                 PAGE(S)

Independent Auditors' Report                                                                                     F - 3
Consolidated Balance Sheet as of July 31, 1998                                                                   F - 4
Consolidated Statement of Operations for the Year Ended July 31, 1998                                            F - 6
Consolidated Statement of Shareholders' Equity for the Year Ended July 31, 1998                                  F - 7
Consolidated Statement of Cash Flows for the Year Ended July 31, 1998                                            F - 8
Notes to Consolidated Financial Statements                                                                       F - 10

                                                   TECHSTAR COMMUNICATIONS, INC.

Independent Auditors' Report on Financial Statements                                                             F - 27
Balance Sheets as of July 31, 1997 and December 31, 1996                                                         F - 28
Statements of Operations for the seven month period ended July 31, 1997
       and for the year ended December 31, 1996                                                                  F - 29
Statements of Shareholders' Equity for the year ended December 31, 1996
       and for the seven month period ended July 31, 1997                                                        F - 30
Statements of Cash Flows for the seven month period ended July 31, 1997 and
       for the year ended December 31, 1996                                                                      F - 31
Notes to Financial Statements                                                                                    F - 32

                                     PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

Introduction to Pro Forma Consolidated Statement of Operations                                                   F - 39
Pro Forma Consolidated Statement of Operations                                                                   F - 40
Notes to Pro Forma Consolidated Statement of Operations                                                          F - 41

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE(S)

Independent Auditors' Report                                                                                      F - 3
Consolidated Financial Statements:
      Consolidated Balance Sheet as of July 31, 1998                                                              F - 4
      Consolidated Statement of Operations for the Year Ended July 31, 1998                                       F - 6
      Consolidated Statements of Shareholders' Equity for the Year Ended July 31, 1998                            F - 7
      Consolidated Statements of Cash Flows for the Year Ended July 31, 1998                                      F - 8

Notes to Consolidated Financial Statements                                                                        F - 10

                            Lazar Levine & Felix LLP
              Certified Public Accountants & Business Consultants

350 Fifth Avenue-Suite 6820                            4 Becker Farm Road
New York, NY 10118-0170                                Roseland, NJ 07068
(212) 736-1900                                             (973) 533-1040
Fax (212) 629-3219                                     Fax (973) 535-1603

----------
www.lazarcpa.com


                          INDEPENDENT AUDITORS' REPORT


To The Shareholders
IDF International, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of IDF International, Inc. and subsidiaries, as of July 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDF International, Inc. and subsidiaries as of July 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                        /s/ Lazar Levine & Felix LLP
                                        ----------------------------------
                                        Lazar Levine & Felix LLP

New York, New York
November 10, 1998


                                              IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET                                          Page 1 of 2
                                                     --------------------------
                                                         AS OF JULY 31, 1998

                                                     - ASSETS (NOTES 5 AND 6) -
CURRENT ASSETS:
    Cash and cash equivalents (Note 2f)                                                                               $   791,804
    Contract receivables - less allowances for doubtful accounts and credits of $480,000
      (Notes 2f, 4 and 15)                                                                                              3,283,506
    Costs and earnings in excess of billings on uncompleted contracts (Note 2b)                                         2,590,596
    Prepaid expenses and other current assets                                                                             285,792
                                                                                                                     ------------

TOTAL CURRENT ASSETS                                                                                                    6,951,698

FIXED ASSETS  (NOTES 2C AND 7):
    Computer equipment                                                                              $   136,343
    Furniture, fixtures and equipment                                                                   402,007
    Automobiles                                                                                          31,649
    Leasehold improvements                                                                               81,054
    Computer software                                                                                    26,341
    Survey equipment                                                                                    154,912
                                                                                                   ------------
                                                                                                        832,306
    Less: accumulated depreciation and amortization                                                     482,943           349,363
                                                                                                   ------------

OTHER ASSETS:
    Goodwill - net of accumulated amortization of $8,197,125 (Notes 2d and 3)                           560,190
    Licenses - net of accumulated amortization of $7,874 (Note 2d)                                      149,626
    Deferred costs - net of accumulated amortization of $6,752 (Note 2d)                                103,748
    Deferred compensation (Note 11)                                                                      15,932
    Security deposits and other assets                                                                  121,110           950,606
                                                                                                   ------------      ------------









                                                                                                                       $8,251,667
                                                                                                                       ==========





The accompanying notes are an integral part of these consolidated financial statements.



                                              IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET                                          Page 2 of 2
                                                     --------------------------
                                                         AS OF JULY 31, 1998

                                              - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Bank overdraft                                                                                                    $   264,766
    Short-term debt - subordinated (Note 5)                                                                                35,000
    Revolving credit facility (Note 6)                                                                                  2,759,129
    Accounts payable                                                                                                      793,840
    Billings in excess of costs and earnings on uncompleted contracts (Note 2b)                                           115,183
    Accrued wages, salaries and related costs (Note 8)                                                                    974,610
    Current portion of long-term debt (Note 7)                                                                             95,521
    Income taxes payable (Notes 2e and 12)                                                                                 31,838
    Other current liabilities                                                                                           1,147,589
                                                                                                                      -----------

TOTAL CURRENT LIABILITIES                                                                                               6,217,476

LONG TERM LIABILITIES:
    Long term debt-net of current portion (Note 7)                                                                        495,521

COMMITMENTS AND CONTINGENCIES  (NOTES 13, 14, 15 AND 17)

SHAREHOLDERS' EQUITY (NOTES 9, 10 AND 11):
    8% cumulative, Series A convertible preferred stock (aggregate liquidation
      preference $1,750,000)                                                                     $  1,750,000
    8% cumulative, Series B convertible preferred stock (aggregate liquidation
      preference $800,000)                                                                            800,000
    8% cumulative, Series C convertible preferred stock (aggregate liquidation
      preference $1,534,000)                                                                        1,534,000
    Common stock, $.001 par value, 120,000,000 shares authorized; 9,927,841
      shares issued and outstanding                                                                     9,928
    Additional paid-in capital                                                                     10,894,996
    Accumulated deficit                                                                           (13,432,354)
                                                                                                 ------------
                                                                                                    1,556,570
    Less: stock subscription receivable                                                                17,900
                                                                                                 ------------
                                                                                                                        1,538,670
                                                                                                                        ---------

                                                                                                                       $8,251,667
                                                                                                                       ==========





The accompanying notes are an integral part of these consolidated financial statements.



                                              IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                  FOR THE YEAR ENDED JULY 31, 1998


CONTRACT REVENUE EARNED (NOTES 2B AND 15)                                                                          $14,066,155

    Cost of revenue earned                                                                                           9,936,467
                                                                                                                 -------------
GROSS PROFIT                                                                                                         4,129,688

    Selling, general and administrative expenses                                                 $  5,453,229
    Impairment of goodwill (Note 3)                                                                 7,500,000       12,953,229
                                                                                                -------------     ------------

LOSS FROM OPERATIONS                                                                                                (8,823,541)

OTHER INCOME (EXPENSE):
    Interest expense                                                                               (1,124,281)
    Other income                                                                                       77,747
                                                                                                -------------

                                                                                                                    (1,046,534)
                                                                                                                  ------------


LOSS BEFORE PROVISION FOR INCOME TAXES                                                                              (9,870,075)

    Provision for income taxes (Notes 2e and 12)                                                                        59,563
                                                                                                               ---------------

NET LOSS                                                                                                           $(9,929,638)
                                                                                                               ===============



BASIC LOSS PER SHARE (NOTE 2K)                                                                                          $(1.02)
                                                                                                                        ======


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (NOTE 2K)                                                                                     9,927,841
                                                                                                                  ============


The accompanying notes are an integral part of these consolidated financial statements.



                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED JULY 31, 1998


                                                     8% Convertible    8% Convertible   8% Convertible                    Additional
                                        Preferred    Series A          Series B         Series C        Common     Common   Paid-in
                                        Shares    Preferred Stock   Preferred Stock  Preferred Stock    Shares     Stock    Capital
                                       ---------  ---------------  ----------------  --------------    --------   -------  --------

Balance as of August 1, 1997                -      $     -             $     -      $   -            3,620,538   $3,621  $ 3,388,111

Net loss for the year                       -            -                   -          -                -          -         -

Dividends declared:
    Series A, B and C preferred
    dividends paid-in additional
    Series C preferred stock
    (Note 10d)                           121,600         -                   -         152,000           -          -

Warrants issued for services rendered
(Note 10d)                                  -            -                   -          -                -          -            225

Options issued (Note 11)                    -            -                   -          -                -          -         19,302

Stock issued (Notes 1, 9 and 10)       2,905,600     1,750,000           800,000     1,382,000       6,307,303    6,307    7,487,358
                                      ----------   -----------        ----------   -----------      ----------   -----    ----------

BALANCE AS OF JULY 31, 1998            3,027,200    $1,750,000          $800,000    $1,534,000       9,927,841   $9,928  $10,894,996
                                       =========    ==========          ========    ==========       =========   ======  ===========



                                                                         Stock
                                                       Accumulated   Subscription
                                                          Deficit       Receivable       Total
                                                      ------------    ------------    ---------

Balance as of August 1, 1997                           $(3,350,716)      $(17,900)$      23,116

Net loss for the year                                   (9,929,638)           -      (9,929,638)

Dividends declared:
    Series A, B and C preferred
    dividends paid-in additional
    Series C preferred stock
    (Note 10d)                                            (152,000)           -          -

Warrants issued for services rendered
(Note 10d)                                                 -                  -             225

Options issued (Note 11)                                   -                  -          19,302

Stock issued (Notes 1, 9 and 10)                           -                  -      11,425,665
                                                      ------------      ---------  ------------

BALANCE AS OF JULY 31, 1998                           $(13,432,354)      $(17,900) $  1,538,670
                                                      ============       ========  ============


The accompanying notes are an integral part of these consolidated financial statements.



                                              IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS                                   Page 1 of  2
                                                -------------------------------------
                                                  FOR THE YEAR ENDED JULY 31, 1998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                                          $(9,929,638)
    Adjustments to reconcile net loss to net cash (used in) operating activities:
      Depreciation and amortization                                                                                       150,163
      Bad debt provision                                                                                                  197,723
      Loss on disposal of fixed assets                                                                                      9,076
      Amortization of goodwill                                                                                            386,386
      Amortization of deferred costs                                                                                      119,796
      Impairment of goodwill                                                                                            7,500,000
      Amortization of deferred compensation                                                                                 3,370
    Changes in operating assets and liabilities:
      Decease in contract receivables                                                                                   1,780,058
      (Increase) in costs and earnings in excess of billings on uncompleted contracts                                  (1,028,985)
      (Increase) in prepaid expenses and other current assets                                                            (257,855)
      (Increase) in other assets                                                                                          (37,738)
      Increase in bank overdraft                                                                                            5,358
      Increase in accounts payable                                                                                         63,066
      (Decrease) in billings in excess of costs and earnings on uncompleted contracts                                     (38,289)
      (Decrease) in accrued wages, salaries and related costs                                                          (1,096,710)
      (Decrease) in income taxes payable                                                                                  (58,657)
      (Decrease) in deferred income                                                                                      (200,000)
      (Decrease) in other current liabilities                                                                            (206,420)
                                                                                                                    -------------
      NET CASH (USED IN) OPERATING ACTIVITIES                                                                          (2,639,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to fixed assets                                                                       $  (154,375)
    Proceeds from acquisition of subsidiary                                                             155,500
                                                                                                   ------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                                                             1,125

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in revolving credit facility                                                               976,385
    Payment of long-term debt                                                                          (169,804)
    Proceeds from convertible and other debt                                                          3,000,000
    Fees paid to acquire debt                                                                          (410,500)
    Increase in long-term debt                                                                           29,175
                                                                                                  -------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                         3,425,256
                                                                                                                    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                                 787,085

    Cash and cash equivalents, at beginning of year                                                                         4,719
                                                                                                                    -------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                                                           $     791,804
                                                                                                                    =============




The accompanying notes are an integral part of these consolidated financial statements.



                                              IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF CASH FLOWS                                     Page 2 of 2
                                                ------------------------------------
                                                  FOR THE YEAR ENDED JULY 31, 1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
     Cash paid during the period for:
        Interest                                                                                                         $933,235
        Income taxes                                                                                                      399,173

NON-CASH TRANSACTIONS:

During the year ended July 31, 1998, the Company issued 6,171,553 shares of its common stock to AUGI resulting from the reverse triangular merger (see Note 1).

During the year ended July 31, 1998, the term loan in the original amount of $800,000, payable to a shareholder/board member, was converted into 400,000 shares of Series B convertible preferred stock. Accrued interest totaling
$32,000 on this note was also converted into 25,600 shares of Series C convertible preferred stock.

During the year ended July 31, 1998, the holders of the 8% senior subordinated convertible notes in the amount of $3,000,000 converted this outstanding debt plus accrued interest of $100,000 into $1,750,000 (1,400,000) shares of Series A convertible) and $1,350,000 (1,080,000 shares of Series C) preferred stock.

During the year ended July 31, 1998, the Board of Directors authorized the issuance of 121,600 shares of Series C preferred stock in payment of preferred stock dividends in the aggregate amount of $152,000.

During the year ended July 31, 1998, the Company issued 135,750 shares of its common stock to the placement agent of the 8% senior subordinated convertible notes. For financial statements purposes, these shares were valued at $70,590.
Accordingly, unamortized costs in the amount of $293,384 were offset against additional paid-in capital.

During the year ended July 31, 1998, the Company assumed $300,000 of debt of AUGI on notes payable to former shareholders of TechStar (see Note 1).

During the year ended July 31, 1998, the Company issued warrants to purchase
10,000 shares of the Company's common stock at $1.25 per share as partial consideration for services rendered.






The accompanying notes are an integral part of these financial statements.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE   1   -     ORGANIZATION AND NATURE OF BUSINESS:

                 IDF International, Inc., ("IDF"), is the parent of two operating subsidiaries, Hayden-Wegman, Inc. "Hayden-Wegman" and TechStar Communications, Inc. "TechStar" (collectively the "Company"). Hayden-Wegman became a wholly-owned subsidiary of IDF on November 30, 1993. Prior to this, IDF had been an inactive public company.

                 Hayden-Wegman is the holder of a State of New York corporate professional engineering and survey license and is in the business of providing professional engineering services to state and local government agencies, developers and other clients concentrated in the northeast region of the United States.

                 Effective August 1, 1997, subsequent to the Company's old fiscal year end of June 30, IDF was a party to a reverse triangular merger (through a newly formed subsidiary, TechStar Acquisition Corp. ("Acquisition Corp.") with TechStar Communications, Inc. ("TechStar") a wholly owned subsidiary of American United Global, Inc. ("AUGI"). TechStar emerged as the surviving corporation of the merger with Acquisition Corp. and became a wholly-owned subsidiary of IDF. The transaction was accounted for by the purchase method of accounting in the aggregate value of $2,242,461. As part of this transaction IDF issued 6,171,553 shares of its common stock to AUGI resulting in AUGI owning approximately 63% of the issued and outstanding shares of IDF at that date. Accordingly, these financial statements reflect a consolidation of TechStar's assets and liabilities using historical cost with IDF's assets and liabilities using fair value to the extent acquired (approximately 63%) and historical cost for the remainder. IDF recorded 63% of the fair market value of previously unrecorded licenses in the aggregate amount of $157,500 as an asset. The fair market value of 63% of the liabilities acquired exceeded the fair market value of 63% of the assets acquired (excluding goodwill) and resulted in the recording of goodwill in the amount of $3,693,931. In addition, certain officers of TechStar received options to acquire an additional 8% of IDF pursuant to their employment agreements.

                 TechStar, formerly Broadcast Towers Site, Inc. ("BTS") was organized under the laws of the State of Delaware on February 28, 1994. Effective December 11, 1996, the shareholders of the Company exchanged all their shares in BTS for $780,000 in cash, 507,246 unregistered shares of AUGI's common stock and three promissory notes aggregating $600,000. In connection with the IDF transaction, TechStar assumed $300,000 of AUGI's promissory notes due in December 1999 provided that AUGI shall make the remaining payments due the former shareholders of TechStar. The transaction was valued at $4,426,303 and was accounted for by the purchase method of accounting. Goodwill in the amount of $3,905,639 was recorded on the books of TechStar in accordance with the push down theory of accounting. At July 31, 1998, TechStar reduced the carrying value of this goodwill in the aggregate amount of $3,500,000 (see Notes 2d and 3).

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE   1   -     ORGANIZATION AND NATURE OF BUSINESS (CONTINUED):

                 TechStar locates wireless tower sites pursuant to agreements with clients, and further, upon successful location of each site is responsible for negotiating leases, obtaining zoning clearances, and other architecture and/or engineering tasks as they arise. Presently TechStar conducts these services primarily in the Washington, DC area, Philadelphia, PA area, Connecticut and the southeast region of the United. States.

                 As a result of the above mentioned merger, the Company changed its fiscal year end to July 31.


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies which are considered particularly significant:

        (A)      PRINCIPLES OF CONSOLIDATION:

                 The accompanying consolidated financial statements include the accounts of IDF International, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

        (B)      REVENUE AND COST RECOGNITION:

                 The Company recognizes revenues from fixed-priced and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers total costs to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is possible that the estimates used can change within the near term.

                 Contract costs include all direct material and labor costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions of costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as a change in estimate in the current period.

                 The asset, "Costs and earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and earnings on uncompleted contracts," represents billings in excess of revenues recognized.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (C)      FIXED ASSETS AND DEPRECIATION:

                 Fixed assets are reflected at cost. Depreciation is provided using the straight-line method over the following useful lives:


                                Computer equipment                      5 years
                                Furniture, fixtures and equipment       5 years
                                Automobiles                             3 years
                                Computer software                       5 years
                                Survey equipment                        5 years

                 Leasehold improvements are amortized over the terms of the leases.

        (D)      INTANGIBLE ASSETS:

                 The Company amortizes goodwill over lives ranging from 20 years to 25 years using the straight- line method. Amortization expense for the year ended July 31, 1998 was $386,386 (see Note
                 1).

                 The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (see Note 3).

                 Debt issue and discount costs, which were incurred with the issuance of certain short-term and convertible debt, are being amortized on a straight-line basis over the terms of these notes. Amortization expense charged to operations for the year ended July 31, 1998 was $97,095 (see Note 9).

                 Deferred costs (incurred as a result of the reverse acquisition (see Note 1)) which were incurred when the Company entered into automobile leases are being amortized on a straight-line basis over the terms of the leases. Amortization expense charged to operations for the year ended July 31, 1998 was $8,075.

                 Deferred acquisition costs, which were incurred as a result of the reverse acquisition (see Note 1), are being amortized on a straight-line basis over 15 years. Amortization expense charged to operations for the year ended July 31, 1998 was $6,752.

                 In connection with the reverse acquisition (see Note 1), the Company recorded 63% of the fair market value of Hayden-Wegman's existing licenses acquired by AUGI at $157,500. Licenses are being amortized on a straight-line basis over 20 years. Amortization expense charged to operations for the year ended July 31, 1998 was $7,874.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (E)      INCOME TAXES:

                 The Company has elected to file a consolidated federal income tax return with its subsidiaries. The Company utilizes Financial Accounting Standards Board Statement No 109 (SFAS
                 109) "ACCOUNTING FOR INCOME TAXES". SFAS 109 requires use of the asset and liability approach of providing for income taxes. Deferred income taxes are provided for on the timing differences for certain items which are treated differently for tax and financial reporting purposes. These items include depreciation of fixed assets, net operating losses, the recognition of allowances for doubtful accounts and credits and cost and earnings in excess of billings and amortization and write off of goodwill.

                 Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws on the date of enactment.

        (F)      CONCENTRATION OF CREDIT RISK:

                 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

                 The Company from time-to-time, maintains cash balances which exceed the federal depository insurance coverage limit. Management attempts to monitor the soundness of its financial institutions and feels that the Company_s risk is negligible.

                 The Company believes that risk with regards to contract and accounts receivable is limited due to the make-up of its customer base which consists primarily of state and local government agencies and large corporate customers which are concentrated in the northeast region of the United States.

        (G)      USE OF ESTIMATES:

                 In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

        (H)      FAIR VALUE OF FINANCIAL INSTRUMENTS:

                 As of July 31, 1998, the carrying amount of cash, contract receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

                 The carrying amounts of current and long-term portions of long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (I)      STATEMENTS OF CASH FLOWS:

                 For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        (J)      ADVERTISING:

                 The Company expenses advertising as incurred. Advertising expense was charged to operations for the year ended July 31, 1998 was $6,680.

        (K)      EARNINGS (LOSS) PER SHARE:

                 The Company has adopted SFAS 128 "EARNINGS PER SHARE" ("SFAS 128"), which is effective for periods ending after December 31, 1997 and has changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings (loss) per share on the face of the income statement. Prior period earnings per share data has been restated in accordance with SFAS 128.

        (L)      STATEMENT OF COMPREHENSIVE INCOME:

                 SFAS 130 "REPORTING COMPREHENSIVE INCOME" is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of comprehensive income, a statement of comprehensive income is not yet required.

        (M)      IMPACT OF THE YEAR 2000 ISSUE:

                 The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has already planned on upgrading its computer software to increase operational efficiencies and information analysis and intends to ensure that the new systems properly utilize dates beyond December 31, 1999. The costs of this upgrade project, as it relates to the year 2000 issue, are not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.


NOTE   3   -     IMPAIRMENT OF GOODWILL:

                 The Company recognized an impairment of goodwill in accordance with SFAS No. 121 for Hayden- Wegman and TechStar as of July 31, 1998. A variety of factors contributed to the recognition of these impairments.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE   3   -     IMPAIRMENT OF GOODWILL (CONTINUED):

                 The nature of TechStar's operations limits the potential client base to those telecommunications companies that out source their wireless communications infrastructure needs. Three of TechStar's clients accounted for more than 90% of TechStar's revenues in 1998 and 1997. The loss of any of these customers, or a reduction in business from any of these customers, would have a material adverse impact on TechStar.

                 Subsequent to July 31, 1998, TechStar was notified by two of these customers that TechStar's contracts were to be "suspended" until further notice and are likely to be reduced in scope.

                 As a result, TechStar has experienced a reduction in it's monthly revenues subsequent to being advised of the suspensions. These events and other concerns relative to TechStar's operations necessitated an evaluation of TechStar's goodwill for possible impairment. Such an evaluation requires significant judgement. A determination of the estimated future undiscounted cash flows from TechStar's goodwill revealed that the aggregate cash flows from goodwill did not exceed the carrying value at July 31, 1998. Accordingly, these cash flows were then discounted to the present value at July 31, 1998 and when compared to the carrying value of $3,651,773 resulted in a write off of $3,500,000 as an impairment of goodwill.

                 The operating environment at Hayden-Wegman has changed significantly since August 1, 1997. Competition for projects has intensified resulting in reducing gross profit margins and fewer projects. In addition, competition for qualified engineering personnel has intensified, further eroding gross profit margins. Hayden-Wegman's operating costs are more costly than much of its competition primarily due to higher interest costs which further adversely affect operating income. These operating characteristics impact Hayden-Wegman's ability to retain and attract qualified engineering personnel. As a result of these concerns, an evaluation of Hayden-Wegman's goodwill as of July 31, 1998 was conducted. A determination of the estimated future undiscounted cash flows from Hayden-Wegman's goodwill revealed that the aggregate cash flows from goodwill did not exceed the carrying value at July 31, 1998. Accordingly, these cash flows were then discounted to the present value at July 31, 1998 and when compared to the carrying value of $ 4,408,417 resulted in a write off of $4,000,000 as an impairment of goodwill.


NOTE   4   -     CONTRACT AND ACCOUNTS RECEIVABLE:

                 Contract and accounts receivable consist of the following:


                 Billed:
                     Completed contracts                         $1,320,352
                     Contracts in progress                        2,249,567
                     Retainage                                      193,587
                                                                -----------
                                                                  3,763,506
                 Less: allowances for doubtful accounts
                       and credits                                  480,000
                                                                -----------
                                                                 $3,283,506
                                                                ===========

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE   5   -     SHORT-TERM DEBT - SUBORDINATED:

                 Short-term debt - subordinated consists of the remaining balance of certain notes in the original amount of $800,000 issued in 1994. These notes bear interest at 8% per annum and are secured by substantially all the assets of the Company and are subordinated to the Company's lending institution (see Note
                 6). In 1997, the majority of the original noteholders agreed to convert all or a portion of unpaid principal and interest into such number of fully paid and non-assessable shares of common stock of the Company at a conversion price of $1.25 per share (as amended). The remaining noteholders chose not to convert their notes into common stock. The Company is currently in default to these remaining noteholders as regards to the payment of the remaining balance of $35,000.


NOTE   6   -     REVOLVING CREDIT FACILITY:

                 Hayden-Wegman has a $3.0 million revolving credit facility agreement with a lender. As of July 31, 1998, the outstanding borrowings under this facility amounted to $2,759,129. Under this agreement, Hayden-Wegman has pledged substantially all of its contract receivables and other tangible and intangible assets. In accordance with the agreement Hayden-Wegman identifies and transfers to this lender, a designated pool of contract receivables and is advanced 80% of the aggregate face value of such receivables. The remaining 20%, less interest, and certain reimbursable expenses, is remitted to Hayden-Wegman once the lender receives payment for the pooled receivables. The lender is paid interest at the rate of prime plus 1 1/2% per annum and fees of approximately 1% per month based on a sliding scale tied to the number of days that the receivables are outstanding. The interest and fees are computed on the full value of each receivable until all related client payments are received. Hayden-Wegman has the option to repurchase portions of the receivable pools from the lender.


NOTE   7   -     LONG-TERM DEBT:

                 The principal amounts due are as follows:

                 Secured  equipment  notes payable in monthly  installments of $6,157 through November 1999.  The rate of interest on these
                 notes are between 7% and 8 1/4%.                                               $  60,239

                 Unsecured note payable to the former  shareholders  of TechStar (see
                 Note 1) due in December 1999.  This debt bears interest at
                 8% per annum.                                                                    300,000



                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE   7   -     LONG-TERM DEBT (CONTINUED):

                 Unsecured promissory note payable to AUGI, which bears interest at 8% per annum. This note is due and payable upon the earlier of (i) the consummation of any public or private placement of securities by IDF or any of its subsidiaries (see Note 1), which individually or in the aggregate results in gross cash proceeds of $2.5 million or more, or (ii) August 25, 2002.
                 Interest is payable quarterly commencing December 1, 1997.
                 During the year ended July 31, 1998, IDF reduced this debt by
                 $30,000 by other transactions between TechStar and AUGI.                               185,000

                 Unsecured note payable in thirty six monthly installments of
                 $4,420, including interest at 9% per annum, maturing in June,
                 1999. This note is associated with the restructuring of Hayden-
                 Wegman's obligations to its landlord (see Note 14a).                                    45,803
                                                                                                     ----------
                                                                                                        591,042
                 Less: current maturities                                                                95,521
                                                                                                     ----------
                                                                                                       $495,521
                                                                                                     ==========


                 At July 31, 1998, the annual scheduled principal payments of long-term debt are $95,521, $310,521, $-0-, $-0- and $185,000 for each of the next five years, respectively.


NOTE   8   -     ACCRUED WAGES, SALARIES AND RELATED COSTS:

                 Accrued wages, salaries and related costs consist of the following:


                 Wages and salaries                                    $252,096
                 Payroll withholding and taxes in arrears including
                   applicable interest and penalties (a)                486,809
                 Savings and investment plan including applicable
                   interest and penalties (b)                            27,750
                 Benefits, fringes and other                            207,955
                                                                      ---------
                                                                       $974,610
                                                                      =========

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE   8   -     ACCRUED WAGES, SALARIES AND RELATED COSTS (CONTINUED):

          (A) Prior to August 1, 1997, the Company had not been making timely payroll withholding tax payments to the Internal Revenue Service (IRS) and several other tax jurisdictions. As a result, the IRS and certain state taxing authorities imposed interest and penalties on overdue amounts along with a Federal tax lien on all of the Company's assets. In September 1997 and pursuant to the conditions to the merger, all past due taxes including assessed interest and penalties that previously were being paid under the terms of installment agreements with the Internal Revenue Service and the New York State Department of Taxation were paid. At July 31, 1998, the Company was again not current with respect to payroll withholding tax payments. In August 1998 subsequent to the balance sheet date, the Company paid all past due payroll tax liabilities.

          (B) The Company sponsors a defined contribution savings and investment plan covering substantially all full-time employees. Participants may contribute between 2% and 15% of their compensation. Prior to April 1, 1992, contributions (up to 2% of earnings) were matched by the Company at a rate of 50%. Contributions to the plan by the Company subsequent to April 1, 1992, are made at the discretion of the Company's board of directors, but may not exceed the maximum amount deductible for Federal income tax purposes. No Company contributions have been made subsequent to April 1, 1992.

                 The Company had not made deposits of employee and employer contributions and other payments to the plan on a timely basis, which amounted to approximately $168,000 as of July 31, 1997. In September 1997, and pursuant to the conditions to the merger, the Company became current with respect to all known outstanding obligations relative to the defined contribution savings and investment plan. At July 31, 1998, the Company was again not current with respect to deposits of employee contributions. In October 1998, subsequent to the balance sheet date, the Company paid all past due retirement liabilities.


NOTE   9   -     CONVERTIBLE DEBT / PREFERRED STOCK:

          (A) In September, 1997, IDF issued 8% senior subordinated convertible notes in the amount of $3,000,000 which are convertible into preferred stock of IDF at a conversion price of $1.25 per share. Costs incurred (which are recorded as deferred finance costs) with respect to this issue were $300,000 plus the issuance of 135,750 shares of common stock to the placement agent who is also a shareholder of IDF. IDF used approximately $2,500,000 of the net proceeds to settle certain past due obligations existing at July 31, 1997. In January, 1998 the holders of these notes converted the principal balance outstanding plus accrued interest (in the amount of $100,000) into $1,750,000 (1,400,000 shares of Series A convertible preferred stock) and $1,350,000 (1,080,000 shares of Series C convertible preferred stock). Accordingly, unamortized deferred issue costs in the amount of $293,384 was offset against additional paid-in capital (see Note 2d).

          (B) Also in January 1998, a term loan payable to a shareholder/board member in the original amount of $800,000 was converted into 400,000 shares of Series B convertible preferred stock. Accrued interest in the amount of $32,000 on this note was also converted into 25,600 shares of Series C convertible preferred stock.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE 10   -      SHAREHOLDER EQUITY AND ISSUANCE OF STOCK:

                 During the year ended July 31, 1998, the following transactions were authorized by the Company's Board of Directors:

        (A) IDF amended its certificate of incorporation to increase the authorized shares to 120,000,000 common stock, 1,400,000 shares of Series A convertible preferred stock, 500,000 shares of Series B convertible preferred stock and 2,100,000 shares of Series C convertible preferred stock.

                 Each share of Series A convertible preferred stock is convertible into common stock at a conversion price of $1.25 per share and each share of Series B convertible preferred stock is convertible into common stock at a conversion price of $2.00 per share.

                 The rights and preferences of the Series C preferred stock shall be designated by the Board of Directors at its discretion and without further vote of shareholders.

        (B) IDF issued 135,750 shares of its common stock to the placement agent of the 8% senior subordinated convertible notes. The transaction was valued at $70,590 (see Note 9a).

        (C) IDF issued a five year warrant to purchase 10,000 shares of the Company's common stock at $1.25 per share as partial consideration for professional services rendered.

        (D) IDF issued 121,600 shares of Series C convertible preferred stock in payment of preferred stock dividends in the aggregate amount of $152,000.

                 See Notes 1 and 9 regarding other share issuances.


NOTE 11   -      STOCK OPTIONS:

                 During the year ended July 31, 1998, the Company adopted SFAS 123, ACCOUNTING FOR STOCK- BASED COMPENSATION. This standard establishes the fair value based method (the "SFAS 123 Method") rather than the intrinsic valued base method as the preferred accounting methodology for stock compensation agreements. The SFAS 123 method provides for compensation cost to be charged to results of operations at the grant date. The fair value of a stock option is to be determined using an "option-pricing model."

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE 11   -      STOCK OPTIONS (CONTINUED):

                 As a result of the reverse acquisition as described in Note 1, IDF issued an aggregate of 856,550 options, exercisable over the earlier of a five year period or November 30, 2005 to acquire common stock of the Company for $1.25 per share to key personnel of TechStar. The fair market value of these options aggregated $19,302 as of the date of issuance using the Black-Scholes model and will be amortized using the straight-line method over five years. The Company reflected an increase in additional paid-in capital of $19,302 in connection with these stock options. In the event that any of these options terminates or are canceled without having been vested and timely exercised, AUGI will be entitled to receive, as additional merger consideration that number of shares of IDF common stock which shall be equal to the number of shares not issued as a result of the termination or cancellation of these options. No options were exercised during the year ended July 31, 1998. The Company reflected an increase in additional paid-in capital of $19,302 in connection with these stock options.

                 IDF has established an option pool consisting of performance options for certain of its management personnel and other key employees. During the year ended July 31, 1998, 131,777 options were granted to employees of TechStar.


NOTE  12  -      INCOME TAXES:

                 The provision for income taxes consists of the following:

                 Current taxes:
                     Federal                                         $     -0-
                     State and local                                       -0-
                                                                     ---------
                 Total Current Taxes                                       -0-
                 Prior years federal, state and local taxes            59,563
                                                                     --------
                 Provision for income taxes                           $59,563
                                                                      =======

                 At July 31, 1998, the Company has available net operating loss carryforwards of approximately $3,623,000, which expire in various years through 2013. As a result of the reverse acquisition described in Note 1, $2,200,000 of these net operating loss carryforwards are subject to annual limitations, and can only be applied against taxable income of Hayden-Wegman.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE  12  -      INCOME TAXES (CONTINUED):

                 The components of the net deferred tax assets, pursuant to SFAS 109, as of July 31, 1998 are as follows:

                     Deferred Tax Assets:
                          Accounts receivable                     $   231,000
                          Cost and earnings in excess of billings      81,000
                          Net operating losses                      1,743,000
                                                                  -----------
                     Total Deferred Tax Assets                      2,055,000

                     Deferred Tax Liabilities:
                          Fixed assets                                 29,000
                                                                  -----------
                     Net Deferred Tax Assets                        2,026,000

                     100% Valuation Allowance                      (2,026,000)
                                                                  -----------
                                                                  $   -
                                                                  ===========

                 SFAS 109 requires the recognition of future tax benefits such as net operating loss carryforwards to the extent that realization of such benefits is more likely than not. Due to the uncertainty of the Company realizing these net deferred tax assets, a 100% valuation allowance has been established as of July 31, 1998.


NOTE 13   -      PROFIT SHARING PLAN:

                 During the year ended July 31, 1998, the Company established a new 401(k) salary deferral plan for the benefit of substantially all its employees. Participants of the plan may contribute a portion of their annual compensation to the extent permitted by applicable regulations. Company contributions to the plan are discretionary. There were no Company contributions to the plan during the year ended July 31, 1998.


NOTE  14  -      COMMITMENTS AND CONTINGENCIES:

        (A)      LEASES:

                 As a result of the merger described in Note 1, the new lease commitments are as follows:

                 The Company leases office and operating facilities in New York, Buffalo, Massachusetts, Maryland, Delaware and Connecticut under operating leases at annual rentals plus a portion of any increase in real estate taxes and certain other common expenses, expiring in various years through 2002. The Company also leases certain vehicles and equipment under operating leases expiring in various years through 2001. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year, as of July 31, 1998, are as follows:

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE  14  -      COMMITMENTS AND CONTINGENCIES (CONTINUED):

        (A)      LEASES (CONTINUED):

                 Year Ending July 31,
                 --------------------

                       1999                    $   838,290
                       2000                        688,845
                       2001                        552,782
                       2002                         11,238
                                             -------------
                                                $2,091,155
                                             =============

                 Rent expense was $727,272 for the year end of July 31, 1998. Hayden-Wegman's lease on its New York office space was restructured due to Hayden-Wegman being in arrears with respect to its lease obligation. Under the terms of the restructured lease, Hayden-Wegman rented this space on a month to month basis through November 1997 and entered into a new lease for a two year term commencing December 1997 (see also Note 7).

        (B)      LITIGATION MATTERS:

                 (I) A former employee of Hayden-Wegman commenced an action that is pending before the Supreme Court of the State of New York in which he is seeking, from Hayden-Wegman, compensatory damages of $2,000,000 and punitive damages of $1,000,000, for allowing a long-term disability policy to lapse thereby depriving him of disability benefits which he would otherwise have been eligible to receive and which, he claims, he was contractually entitled to receive. Hayden-Wegman has filed an answer denying the claim. During the year ended July 31, 1998, the Company changed counsel. Current counsel advises that they cannot evaluate at this time whether there is a likelihood of an unfavorable outcome.

                 (II) The estate of a former employee of Hayden-Wegman and his widow have commenced an action against a third party individual and corporation for damages caused when the former employee was struck and killed by a motor vehicle owned and operated by the third party individual. The estate and his widow are seeking $1,000,000 for pain and suffering and $10,000,000 for compensatory and punitive damages and lost earnings. The third party individual and corporation have commenced separate actions seeking recovery from Hayden-Wegman in the event that a finding is determined in favor of the estate and his widow against the third party individual and corporation. Counsel advises that they cannot determine whether there is a likelihood of an unfavorable outcome in this matter.

                 (III) Hayden-Wegman is named as a defendant with two other companies and the City of New York in an action commenced by a husband and wife for bodily injury allegedly sustained to the wife when she was caused to lose control of her car due to alleged defects of the roadway she was driving on. Counsel states that this matter is in its early stages and that it is presently unknown whether there is a likelihood of an unfavorable outcome in this matter.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE  14  -      COMMITMENTS AND CONTINGENCIES (CONTINUED):

        (B)      LITIGATION MATTERS (CONTINUED):

                 (IV) Hayden-Wegman has been named in a discrimination suit by a former employee who claims he was terminated in January 1998 due to an alleged disability. A statement of position was filed on behalf of Hayden-Wegman. The Company is presently waiting for notification by the US Equal Employment Opportunity Commission as to their investigation of the allegations and the Company's response. This action is in it's earliest stages and counsel can not comment on the possibility of an unfavorable outcome in this matter.

                 (V) From time-to-time the Company is also involved in various other litigation matters. At July 31, 1998, management does not believe that these other pending matters are material to the financial statements.

        (C)      EMPLOYMENT CONTRACTS:

                 (I) The Company executed an employment agreement with one of the Executive Vice Presidents of the Company who is also the President and Chief Executive Officer of Hayden-Wegman for a term of three years commencing August 1, 1997, with annual compensation of $180,000 each year.

                 (II) Pursuant to the merger agreements (see Note 1), the prior employment agreements of TechStar with three members of management were terminated and replaced. The new three year agreements have expiration dates through November 30, 2000 with automatic renewal terms of one year. In addition to their base salaries (aggregating $600,000, $675,000 and $750,000 for each of the three years consecutively), these employees are entitled to options exercisable over the earlier of a five year period or November 30, 2005, entitling each of them to receive 285,517 shares ("performance options") of IDF at an exercise price of $1.25 per share (see Note 11).

        (D)      CONSULTING AGREEMENT:

                 The Company executed a consulting agreement with the chairman of the Board of Directors of the Company for a term of three years, commencing January 1, 1998, with annual fees of $75,000 each year.

(5)      Indemnification Agreements:

                 The Company has executed indemnification agreements with directors and officers against claims for damages arising out of or related to their services to the Company.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE  15  -      MAJOR CUSTOMERS:

                 For the year ended July 31, 1998, revenue earned from three customers was in excess of 10% of total consolidated revenues and amounted to approximately $2,282,000, $1,600,000 and $1,480,000, respectively. At July 31, 1998, contract receivables from these customers amounted to approximately $97,000, $-0- and $543,000, respectively.


NOTE  16  -      BUSINESS SEGMENT INFORMATION:

                 The Companies operations have been classified into two business segments: The civil engineering segment ("CE") is in the business of providing professional engineering services to state and local government agencies, developers, and other clients concentrated in the northeast region of the United States. The telecommunications consulting segment ("TC") locates wireless tower sites pursuant to agreements with clients. Upon successful location of each site, this business segment also negotiates leases, obtains zoning clearances, and performs other architecture and/or engineering tasks as they arise.

                 Summarized financial statements by business segment for the year ended July 31, 1998 are as follows:

                 Net sales to unaffiliated customers:
                       CE                                                                 $  8,822,506
                       TC                                                                    5,243,649
                                                                                         -------------
                                                                                           $14,066,155
                                                                                         =============

                 Operating Loss:
                       CE (includes $4,000,000 write off of goodwill)                     $ (4,608,672)
                       TC (includes $3,500,000 write off of goodwill)                       (4,355,726)
                                                                                         -------------
                                                                                           $(8,964,398)
                                                                                         ==============

                 Identifiable Assets:
                       CE                                                                   $5,048,272
                       TC                                                                    2,260,906
                                                                                         -------------
                                                                                            $7,309,178
                                                                                         =============

                 Depreciation and Amortization:
                       CE                                                                    $  53,911
                       TC                                                                       96,252
                                                                                          ------------
                                                                                              $150,163
                                                                                          ============

                 Capital Expenditures:
                       CE                                                                    $  58,592
                       TC                                                                       95,783
                                                                                          ------------
                                                                                              $154,375
                                                                                          ============


                 The majority of work undertaken by Hayden-Wegman is with the public sector. Approximately 75% of total billings for Hayden-Wegman were derived from this source. Approximately 90% of TechStar's revenues were derived from three clients.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998


NOTE  17  -      SUBSEQUENT EVENTS:

        (A)      LITIGATION SETTLEMENTS:

                 (I) In September 1998, subsequent to the balance sheet date, TechStar entered into a settlement agreement with a former employee of the Company for $125,000 for engineering work allegedly provided by the former employee to the Company. The Company paid an initial $62,500 and will pay the remaining balance in seven monthly installments of $8,928 commencing October 10, 1998. The settlement was provided for at July 31, 1998.

                 (II) In October 1998, subsequent to the balance sheet date, TechStar entered into another settlement with a plaintiff for alleged breech of contract by the Company for engineering services provided to the Company by the plaintiff. The settlement amount is $50,000 and is payable in five monthly installments of $10,000. This settlement was provided for at July 31, 1998.

        (B) In November 1998, subsequent to the balance sheet date, AUGI and certain significant shareholders of the Company formalized a commitment to loan up to $1,000,000 to the Company when requested by the Company for its working capital needs. Through November 1998, the Company has received $400,000 of this amount.

        (C) Commencing August 1, 1998, subsequent to the balance sheet date, the Company executed a consulting agreement with an entity which is controlled by an officer/director of its major shareholder, AUGI for a term not to exceed three years. Monthly payment under this agreement is $6,250 for the first eighteen months, after which time the agreement may be cancelled by the Company. The consultant would be entitled to additional compensation and options based on the achievement of certain performance criteria.



                          TECHSTAR COMMUNICATIONS, INC.

                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996


                                                           - CONTENTS -


                                                                                                                 PAGE(S)

Independent Auditors' Report on Financial Statements                                                              F - 27

Financial Statements:
      Balance Sheets as of July 31, 1997 and December 31, 1996                                                    F - 28
      Statements of Operations for the seven month period ended July 31, 1997
      and for the year ended December 31, 1996                                                                    F - 29

      Statements of Shareholders' Equity for the year ended December 31, 1996
      and for the seven month period ended July 31, 1997                                                          F - 30

      Statements of Cash Flows for the seven month period ended July 31, 1997 and
      for the year ended December 31, 1996                                                                        F - 31

      Notes to Financial Statements                                                                               F - 32

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
TechStar Communications, Inc.
Bethesda, Maryland


We have audited the accompanying balance sheets of TechStar Communications, Inc. as of July 31, 1997 and December 31, 1996 and the related statements of operations, shareholders' equity and cash flows for the seven month period ended July 31,1997 and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of TechStar Communications, Inc. as of July 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the seven month period ended July 31, 1997 and the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                       ________________________
                                                       LAZAR LEVINE & FELIX LLP




New York, New York
July 8, 1998


                                                   TECHSTAR COMMUNICATIONS, INC.
                                                          BALANCE SHEETS
                                             AS OF JULY 31, 1997 AND DECEMBER 31, 1996

                                                            - ASSETS -
                                                                                                           1997           1996
                                                                                                      -------------- --------------
CURRENT ASSETS:
    Cash (Note 2e)                                                                                  $   155,500    $   108,140
    Accounts receivable (billed and unbilled) net of allowance for doubtful accounts
      of $250,000 and $120,000 for 1997 and 1996, respectively (Notes 2e and 6)                       2,522,643        942,488
    Prepaid expenses and other current assets                                                             8,175          6,000
    Deferred income taxes (Notes 2d and 5)                                                               64,742         60,418
                                                                                                  -------------  -------------

TOTAL CURRENT ASSETS                                                                                  2,751,060      1,117,046
                                                                                                    -----------    -----------

FIXED ASSETS (NOTES 2B AND 4B):
    Computer equipment                                                                                  126,780         72,144
    Furniture and fixtures                                                                               22,880         22,880
    Office equipment                                                                                      7,699          7,699
    Leasehold improvements                                                                               20,217         20,217
    Survey equipment                                                                                    139,423           -
                                                                                                   -------------  ------------
                                                                                                        316,999        122,940
    Less: accumulated depreciation and amortization                                                      61,679         27,766
                                                                                                  -------------  -------------
                                                                                                        255,320         95,174
                                                                                                  -------------  -------------

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $98,485 and $7,354 for 1997
      and 1996, respectively (Notes 1 and 2c)                                                         3,807,154      3,898,285
    Deferred costs, net of accumulated amortization of $5,742 and $2,531 for
      for 1997 and 1996, respectively (Note 2c)                                                          15,888          5,039
    Security deposits and other assets                                                                   11,153         10,003
                                                                                                  -------------  -------------
                                                                                                      3,834,195      3,913,327
                                                                                                  -------------  -------------

                                                                                                     $6,840,575     $5,125,547
                                                                                                  =============  =============


                                             - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                           $   388,862    $   384,406
    Current portion of notes payable (Note 4)                                                            36,837        -
    Deferred income (Note 2a)                                                                           200,000        -
    Income taxes payable (Note 2d)                                                                      147,586         81,312
                                                                                                   ------------  -------------

TOTAL CURRENT LIABILITIES                                                                               773,285        465,718
                                                                                                   ------------   ------------

LONG-TERM LIABILITIES:
    Notes payable, net of current portion (Note 4)                                                      265,516        -
    Deferred income taxes (Notes 2d and 5)                                                               26,856        -
                                                                                                  --------------  ---------------
                                                                                                        292,372        -
                                                                                                   -------------  ---------------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

SHAREHOLDERS' EQUITY (NOTE 1):
    Common stock, no par value, 1,000 shares authorized, issued and outstanding                           1,000          1,000
    Additional paid-in capital (Note 2d)                                                              5,078,110      4,700,167
    Retained earnings (deficit)                                                                         695,808        (41,338)
                                                                                                   ------------  -------------
                                                                                                      5,774,918      4,659,829
                                                                                                   -------------  ------------
                                                                                                     $6,840,575     $5,125,547
                                                                                                   =============  ============



The accompanying notes are an integral part of these financial statements.



                          TECHSTAR COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996

                                                                              1997           1996
                                                                         -------------- --------------

REVENUE EARNED (NOTES 2A AND 6)                                         $3,861,400     $4,137,857

    Cost of revenue earned                                               1,849,112      1,843,061
                                                                       -----------    -----------
GROSS PROFIT                                                             2,012,288      2,294,796

    Selling, general and administrative expenses                           813,250        966,247
                                                                      ------------   ------------
INCOME FROM OPERATIONS                                                   1,199,038      1,328,549
                                                                       -----------    -----------

OTHER INCOME (EXPENSE):
    Interest expense                                                        (1,872)        (1,852)
    Interest and other income                                                6,851           -
                                                                      ---------------  ----------
                                                                             4,979         (1,852)
                                                                      ---------------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                 1,204,017      1,326,697

    Provision for income taxes (Notes 2d and 5)                            466,871        373,594
                                                                      ------------   ------------
NET INCOME                                                             $   737,146    $   953,103
                                                                       ===========    ===========

The accompanying notes are an integral part of these financial statements.



                                                   TECHSTAR COMMUNICATIONS, INC.
                                           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                    Additional      Retained
                                                              Common                Paid-in         Earnings
                                                        Shares       Stock          Capital        (Deficit)        Total
                                                       --------      -------       --------       ----------        ------

Balance as of January 1, 1996                             1,500       $1,500 $         -          $   477,114      $   478,614

Net income for the period                               -            -                 -              953,103          953,103

Distribution to shareholders                            -            -                 -             (950,453)        (950,453)

Acquisition (Note 1)                                       (500)        (500)        4,427,241       (521,102)       3,905,639

Transfer of Federal tax liability as per tax
sharing agreement (Note 2d)                             -             -                272,926         -               272,926
                                                      ---------   ----------      --------------   -----------    ------------

Balance as of December 31, 1996                           1,000        1,000         4,700,167        (41,338)       4,659,829

Net income for the period                               -            -                 -              737,146          737,146

Transfer of Federal tax liability as per tax
sharing agreement (Note 2d)                             -            -                 377,943        -                377,943
                                                      ---------  -----------      --------------   -----------    ------------

BALANCE AS OF JULY 31, 1997                               1,000       $1,000        $5,078,110      $ 695,808       $5,774,918
                                                      =========  ===========        ==========      =========       ==========

The accompanying notes are an integral part of these financial statements.



                                                   TECHSTAR COMMUNICATIONS, INC.
                                                     STATEMENTS OF CASH FLOWS
                                          FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                                               AND THE YEAR ENDED DECEMBER 31, 1996

                                                                                                         1997             1996
                                                                                                   ---------------   --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                   $    737,146      $   953,103
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                    27,438           10,844
      Amortization of goodwill                                                                         91,131            7,354
      Amortization of deferred costs                                                                    3,211            2,214
      Transfer to additional paid-in capital (see Note 2d)                                            377,943          272,926
      Bad debt provision                                                                              130,000          120,000
      Deferred income taxes                                                                            22,532          (60,418)
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                                            (1,710,155)        (609,596)
      (Increase) in prepaid expenses and other current assets                                          (2,175)          (6,000)
      Increase  in accounts payable and accrued expenses                                                4,456          356,903
      Increase in income taxes payable                                                                 66,274           81,312
      Increase in deferred income                                                                     200,000           -
                                                                                                -------------      ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     (52,199)       1,128,642
                                                                                               --------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to fixed assets                                                                        (187,584)         (77,670)
    Increase in deferred costs                                                                        (14,060)          (7,253)
    Increase in security deposits                                                                      (1,150)          (5,211)
                                                                                               --------------      -----------

      NET CASH (USED IN) INVESTING ACTIVITIES                                                        (202,794)         (90,134)
                                                                                                -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                                      396,098           -
    Payments of long-term debt                                                                        (93,745)          -
    Distributions to shareholders                                                                     -               (950,453)
                                                                                                -------------    -------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             302,353         (950,453)
                                                                                                -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              47,360           88,055

        Cash and cash equivalents, at the beginning of the year                                       108,140           20,085
                                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                     $     155,500     $    108,140
                                                                                                =============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Cash paid during the period for:
      Interest                                                                                         $1,872         $  1,852
      Income tax                                                                                          373           44,071

NON-CASH TRANSACTION:

(1) As of December 11, 1996, the Company had federal income tax obligations of $272,926. Pursuant to a tax sharing agreement with AUGI these federal tax obligations in addition to current federal income taxes payable in the amount of $377,943 associated with the seven month period ended July 31, 1997, were assumed by AUGI (see Note 2d).

(II) Goodwill in the amount of $3,905,639 was recorded in the books of the Company resulting from the acquisition as discussed in Note 1.

The accompanying notes are an integral part of these financial statements.

                          TECHSTAR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996


NOTE   1   -     ORGANIZATION AND NATURE OF BUSINESS:

                 TechStar Communications, Inc. (the "Company") formerly Broadcast Towers Site, Inc. ("BTS") was organized under the laws of the State of Delaware on February 28, 1994. Effective December 11, 1996, the shareholders of the Company exchanged all their shares in the Company for $780,000 in cash, 507,246 unregistered shares of American United Global, Inc.'s ("AUGI") common stock and three promissory notes aggregating $600,000. The transaction was valued at $4,426,303 and was accounted for by the purchase method of accounting. Goodwill in the amount of $3,905,639 was recorded on the books of the Company in accordance with the push down theory of accounting. Accordingly, the Company became a wholly-owned subsidiary of AUGI.

                 The Company locates wireless tower sites pursuant to agreements with clients, and further, upon successful location of each site, the Company is responsible for negotiating leases, obtaining zoning clearances, and other architecture and/or engineering tasks as they arise. Presently the Company conducts these services primarily in the Washington, DC area, Philadelphia, PA, New Jersey and Connecticut and the Southeast region of the United States.

                 Effective August 1, 1997, subsequent to the balance sheet date, the Company was a party to a reverse triangular merger with IDF International, Inc. ("IDF"), a New York Corporation, through its newly formed subsidiary TechStar Acquisition Corp. ("Acquisition Corp."). IDF, through its other wholly-owned subsidiary, Hayden-Wegman International, Inc., provides professional engineering services to state and local government agencies, developers and other clients concentrated in the northeast region of the United States. The Company emerged as the surviving corporation of the merger with Acquisition Corp. and became a wholly-owned subsidiary of IDF. As a result of this merger IDF issued 6,171,553 shares to AUGI resulting in AUGI owning approximately 63 % of the issued and outstanding shares of IDF at that date. In addition, certain officers of the Company received options to acquire an additional 8% of IDF pursuant to their employment agreements.

                 As a result of the above mentioned acquisition, the Company changed its fiscal year end to July 31.


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies which are considered particularly significant.

        (A)      REVENUE RECOGNITION:

                 The Company recognizes revenue from contracts in a manner similar to the percentage-of-completion method of accounting.

                 Deferred income consists of pre-billings (not yet earned) as of July 31, 1997.

                          TECHSTAR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (B)      FIXED ASSETS AND DEPRECIATION:

                 Fixed assets are reflected at cost. Depreciation is provided using the straight-line method over the following useful lives:

                       Computer equipment                       3 years
                       Furniture, fixtures and equipment        5 years
                       Survey equipment                         5 years

                 Leasehold improvements are amortized over the terms of the lease.

        (C)      INTANGIBLE ASSETS:

                 The excess of cost over the fair value of the business acquired (goodwill), as described in Note 1, is being amortized using the straight-line method over 25 years. Amortization expense charged to operations for the seven month period ended July 31, 1997 and for the year ended December 31, 1996 was $91,131 and $7,354, respectively.

                 The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Term Assets and Long-Term Assets to be disposed of.

                 Deferred costs which were incurred when the Company entered into automobile leases are being amortized on a straight-line basis over the terms of the leases. Amortization expense, charged to operations for the seven month period ended July 31, 1997 and for the year ended December 31, 1996 was $3,211 and $2,214, respectively.

        (D)      INCOME TAXES

                 The Company will file a consolidated Federal income tax return with AUGI for the period from the date of acquisition, December 11, 1996 through July 31, 1997. The Company utilizes Financial Accounting Standards Board Statement No. 109 (SFAS 109) "ACCOUNTING FOR INCOME TAXES." SFAS 109 requires use of the asset and liability approach of providing for income taxes on the timing differences for certain items which are treated differently for tax and financial reporting purposes.

                 Deferred income taxes are provided for on the timing differences for certain items which are treated differently for tax and financial reporting purposes. These items include depreciation of fixed assets, amortization of goodwill and the recognition of bad debt expense.

                          TECHSTAR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (D)      INCOME TAXES (CONTINUED):

                 Prior to the date of acquisition, December 11, 1996, the Company utilized the cash method of accounting for income taxes. As a result, no provision for federal income taxes has been made for the period January 1, 1996 through December 10, 1996 since the Company was an S corporation for tax reporting purposes whereby any income taxes are the personal liability of the shareholders. The Company's S corporation status was automatically terminated on the date of acquisition.

                 On the date of acquisition, the Company had reflected deferred federal income taxes of approximately $292,000 and deferred state and local income taxes of approximately $62,000 associated with its use of the cash method of accounting. Effective December 11, 1996, the Company elected to change its tax reporting method from the cash basis of accounting to the accrual method of accounting. The effect of this change was to accelerate the due date of the deferred taxes.

                 The Company has entered into a tax sharing agreement with AUGI whereby federal taxes aggregating approximately $273,000 and $378,000 for the year ended December 31, 1996 and for the seven months ended July 31, 1997, respectively, which the Company would have had to pay were it not to file a consolidated federal tax return with AUGI, were assumed by AUGI. This savings to the Company resulted in the transfer of approximately $651,000 form current federal income taxes payable to additional paid-in-capital.

        (E)      CONCENTRATION OF CREDIT RISK:

                 Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable.

                 The Company, from time-to-time, maintains cash balances which exceed the federal depository insurance coverage limit. Management attempts to monitor the soundness of its financial institution and feels that the Company's risk is negligible.

                 The Company believes that concentration with regards to accounts receivable is limited due to the sound financial stability and reputation of its customers.

        (F)      USE OF ESTIMATES:

                 In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

                          TECHSTAR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (G)      FAIR VALUE OF FINANCIAL INSTRUMENTS:

                 At July 31, 1997, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these items.

                 The carrying amounts of current and long-term portions of long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.

        (H)      STATEMENTS OF CASH FLOWS:

                 For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        (II      ADVERTISING:

                 The Company expenses advertising as incurred. Advertising expenses for the seven month period ended July 31,1997 and for the year ended December 31, 1996 was $421 and $476, respectively.


NOTE   3   -     RELATED PARTY TRANSACTIONS:

                 During the period ended July 31, 1997, the Company received a loan (as additional working capital) in the amount of $300,000 from AUGI. The Company also incurred certain expenses on behalf of AUGI totaling $85,000, which were charged against this loan, and the balance of $215,000 is evidenced by a promissory note. As discussed in Note 8, this obligation has subsequently been exchanged for a five year promissory note to IDF and has been reflected as such retroactively (see also Note 4a).

                 See also Note 2 (d).


NOTE   4   -     LONG-TERM DEBT:

                 At July 31, 1997, the principal amounts due are as follows:

                 (A)   Promissory note to IDF, (see Notes 3a and 8) which bears
                       interest at 8% per annum. This note is due and payable on
                       the earlier of (i) the consummation of any public or
                       private placement of securities by IDF or any of its
                       subsidiaries (see Note 1), which individually or in the
                       aggregate results in gross cash proceeds of $2.5 million
                       or more, or (ii) August 25, 2002. Interest is payable
                       quarterly com- mencing December 1, 1997.                             $215,000



                          TECHSTAR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996


NOTE   4   -     LONG-TERM DEBT (CONTINUED):
        (B)      Non-interest bearing promissory note in the original amount of
                 $106,675, payable in monthly installments of $3,556 over three years through November 1999. The present value of these
                 payments using a 8 1/4% interest rate amounted to $96,099. This
                 note is secured by survey equipment.                                                    87,353
                                                                                                       --------
                                                                                                        302,353
                 Less: current maturities                                                                36,837
                                                                                                       --------
                                                                                                       $265,516
                                                                                                       ========


                 At July 31, 1997, the annual scheduled principal payments of long-term debt are $36,837, $39,993 and $10,523 for each of the next three years, respectively.


NOTE   5   -     INCOME TAXES:

                 The provision for income taxes is comprised of the following:

                                                   1997             1996
                                               -----------       -----------
                       Current:
                            Federal            $377,943         $272,926
                            State and local     114,030           98,301
                       Deferred:
                            Federal             (20,552)           1,938
                            State                (4,500)             429
                                             ----------     ------------
                                               $466,871         $373,594
                                             ==========     ============

                 The components of deferred taxes, pursuant to SFAS 109 as of July 31, 1997 are as follows:

                       Deferred tax asset:
                            Accounts receivable          $64,742      $  46,344
                            Net operating loss           -               27,082
                                                      ----------     ----------
                                                         $64,742      $  73,426
                                                      ==========      =========
                       Deferred tax liabilities:
                            Fixed assets              $   (9,853)      $(12,612)
                            Goodwill                     (17,003)          (396)
                                                      ----------     -----------
                       Total deferred tax liabilities   $(26,856)      $(13,008)
                                                      ==========     ==========

                          TECHSTAR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996


NOTE   6   -     ECONOMIC DEPENDENCY:

                 For the seven month period ended July 31, 1997, the Company had sales to three major customers of approximately $2,500,000, $425,000 and $400,000, respectively. At July 31, 1997, the amounts due from these customers aggregated approximately $1,404,000, $267,000, and $390,000, respectively.

                 For the year ended December 31, 1996, the Company had sales to one customer of approximately $4,079,000. At December 31, 1996, accounts receivable from this customer aggregated approximately to $1,065,000.


NOTE   7   -     COMMITMENTS AND CONTINGENCIES:

        (A)      LEASES:

                 The Company leases offices and operating facilities in Bethesda, Maryland, Wilmington, Delaware, and Orange, Connecticut under operating leases that will expire at various times through December 1998. In addition, the Company leases automobile and office equipment under operating leases that will expire in various months through January 2002. Future minimum rental payments are as follows:

                 For the 12 months ended July 31,

                              1998                         $136,909
                              1999                           47,777
                              2000                           13,412
                              2001                            2,248
                              2002                              788
                                                       ------------
                                                           $201,134
                                                       ============

                 Rental expense charged to operations for the seven month period ended July 31, 1997 and for the year ended December 31, 1996 was $68,482 and $ 52,715, respectively. In accordance with the lease for the Bethesda premises, the Company is additionally liable for its proportionate share of increases in real estate taxes and other operating expenses.

        (B)      EMPLOYMENT CONTRACTS:

                 Pursuant to the merger agreements (see Note 1), the prior employment agreements of the Company with three members of management were terminated and replaced. The new three year agreements have expiration dates through November 30, 2000 with automatic renewal terms of one year. In addition to their base salaries (aggregating $600,000, $675,000 and $750,000 for each of the three years consecutively), these employees are entitled to options ("performance options") exercisable over the earlier of a five year period or November 30, 2005, entitling each of them to receive 285,517 shares of IDF common stock at an exercise price of $1.25 per share. In addition to the performance options (aggregating 856,551), IDF has established an option pool consisting of an aggregate of 131,777 additional performance options for these and other key employees.

                          TECHSTAR COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996


NOTE   7   -     COMMITMENTS AND CONTINGENCIES (CONTINUED):

        (II      LITIGATION:

                 The Company is involved in a contract dispute with a vendor over engineering services provided to the Company by the vendor. According to the management of the Company, the vendor filed a claim in the amount of $216,000 plus interest against the Company. The Company notified the vendor (through its attorney) that the vendor's work was unacceptable by the customer, causing the Company to incur additional, cost to compete the project and also causing the Company to lose the contract with the customer. The Company's customer agrees with these assertions and has been helpful in assisting the Company with its investigative discovery process. Furthermore, the Company filed a counterclaim against the vendor in the amount of $2.5 million for vendor's negligence. As of the date of issue of these financial statements the Company and the vendor have agreed to enter into mediation for settlement discussions. Mediation is tentatively scheduled for the later part of July 1998. The vendor's insurance carrier has agreed to take part in the mediation discussions.


NOTE   8   -     SUBSEQUENT EVENT:

        (A) As described in Note 1, effective August 1, 1997, subsequent to the balance sheet date, the Company consummated a reverse triangular merger with IDF and one of its subsidiaries. As a result of this merger, the loan balance due from the Company to its former parent, AUGI, in the amount of $215,000, was assumed by the Company's new parent, IDF (see Notes 3 and 4a). The Company together with other subsidiaries have guaranteed IDF's obligation to AUGI.

        (B) In addition to the above, the merger agreement provides that the Company will assume $300,000 of AUGI's acquisition debt, due in December 1999, to the former TechStar shareholders (see
                 Note 1) provided that AUGI shall make the 1997 and 1998 principal and interest payments on the acquisition debt and unconditionally guarantee the debt assumed by the Company.

        (II In November 1997, the Company entered into a new lease for its office facility for 43 months commencing on December 31, 1997 and ending on June 30, 2001 at a monthly base rent of $34,104. In accordance with the lease, the Company is additionally liable for its proportionate share of increase in real estate taxes and other operating expenses.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
         INTRODUCTION TO PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



The following unaudited pro forma consolidated statement of operations has been prepared based upon certain pro forma adjustments (see description of pro forma transaction below) to the historical financial statements of IDF International, Inc. and Subsidiaries (collectively called the Company). The pro forma financial statement of operations should be read in conjunction with the notes thereto and the historical financial statements of the Company.

The accompanying pro forma consolidated statement of operations has been prepared as if the combinations occurred at July 1, 1996 the beginning of the Company's fiscal year. This pro forma consolidated statement of operations does not purport to be indicative of future results or of the results which would actually have been obtained had the pro forma transactions been completed as of July 1, 1996.

The pro forma transaction is as follows:

               Effective August 1, 1997, the Company was a party to a reverse triangular merger (through a newly formed subsidiary. TechStar Acquisition Corp. ("Acquisition Corp.") with TechStar Communications, Inc. ("TechStar") a wholly owned subsidiary of American United Global, Inc. ("AUGI"). TechStar emerged as the surviving corporation of the merger with Acquisition Corp. and became a wholly owned subsidiary of the Company. As part of this transaction the Company issued 6,171,553 shares of its common stock to AUGI resulting in AUGI owning approximately 63% of the issued and outstanding shares of the Company at that date.



                                             IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                                          PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                          (UNAUDITED)



                                                              - Historical -
                                  - Historical -                TechStar
                                IDF International, Inc.         Communications
                                   and Subsidiaries              Inc.                           Pro Forma
                                   For the Year Ended       For the Year Ended                 Adjustments
                                  June 30, 1997              June 30, 1997          ----------------------------     Pro Forma
                                                                                     Debit           Credit         Consolidated
                                 ---------------------   ------------------------   -----------------------------  ---------------


NET REVENUE                              $11,269,590                $5,407,756                                      $16,677,346

COST OF GOODS SOLD                         5,655,732                 2,958,131                                        8,613,863
                                       -------------               -----------                                    -------------

GROSS PROFIT                               5,613,858                 2,449,625                                        8,063,483

OPERATING EXPENSES
                                                                                      $144,000(c)
                                                                                         7,900(d)
                                           3,930,232                   897,472         107,000(b)                     5,086,604
                                       -------------               -----------                                    -------------

INCOME FROM  OPERATIONS                    1,683,626                 1,552,153                                        2,976,879
                                       -------------               -----------                                    -------------

OTHER INCOME (EXPENSES)
    Interest expense                        (863,741)                   10,834         150,000(a)                    (1,002,907)
    Other income                              98,117                   (12,687)                                          85,430
                                       -------------              ------------                                    -------------
                                            (765,624)                   (1,853)                                        (917,477)
                                       -------------              ------------                                    -------------

INCOME BEFORE INCOME TAXES                   918,002                 1,550,300                                        2,059,402

INCOME TAXES                                 -                         620,120                                          620,120
                                       -------------              ------------       ---------                      --------------

NET INCOME                             $     918,002               $   930,180        $408,900                     $  1,439,282
                                       =============               ===========        ========                     ============

          See notes to pro forma consolidated statement of operations.

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




NOTE (A) Reflects interest expense associated with the 8% senior subordinated convertible notes.


NOTE (B) Reflects amortization expense of deferred finance and acquisition costs associated with the 8% senior subordinated convertible note.


NOTE (C) Reflects an net increase in the carrying value of goodwill as of June 30, 1997 in the aggregate amount of $1,985,189 and net increase in amortization during 1997 on this net increase in goodwill for $144,000, representing 63% of the fair market value of IDF's goodwill over 63% of the historical cost.


NOTE (D) Reflects recognition of 63% of the fair value of the license at $157,500 as of June 30, 1997 and amortization of the license for one year in the amount of $7,900 based on a useful life of 20 years.



                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION OF DOCUMENTS
-------                  ------------------------
(3)                      Charter and By-Laws of IDF International, Inc.
             (3.1)       Certificate of Incorporation (filed March 26, 1991)(1)
                         Certificate of Amendment of  Certificate of  Incorporation
             (3.2)       (filed February 25, 1998)(1)
                         Certificate of Amendment of  Certificate of  Incorporation
             (3.3)       (filed March 23, 1998)(1)
                         Certificate of Amendment of  Certificate of  Incorporation
             (3.4)       (filed July 9, 1998)(1)
             (3.5)       Amended and Restated By-Laws of IDF International, Inc.(1)

(10.)                    Material Contracts
             (10.1)      Employment  Agreement  between  Solon  D.  Kandel  and IDF
                         International, Inc.(2)
             (10.2)      Employment   Agreement   between   Lembit   Kald  and  IDF
                         International, Inc., and Hayden-Wegman, Inc.(2)
             (10.3)      Employment   Agreement  between  Sergio  Luciani  and  IDF
                         International, Inc., and TechStar Communications, Inc.(2)
             (10.4)      Consulting  Agreement  between  Robert  M.  Rubin  and IDF
                         International, Inc.(2)
             (10.5)      Indemnity  Agreement   between   Solon   Kandel   and  IDF
                         International, Inc.(2)
             (10.6)      Indemnity  Agreement  between  Robert  M.  Rubin  and  IDF
                         International, Inc.(2)
             (10.7)      Indemnity   Agreement   between   Lembit   Kald   and  IDF
                         International, Inc.(2)
             (10.8)      Indemnity   Agreement   between  Sergio  Luciani  and  IDF
                         International, Inc.(2)
             (10.9)      Indemnity   Agreement  between  Lawrence  Kaplan  and  IDF
                         International, Inc.(2)

             (10.10)     Indemnity  Agreement  between  Simantov  Moskona  and  IDF
                         International, Inc.(2)
             (10.11)     Indemnity  Agreement  between  Donald W.  Shipley  and IDF
                         International, Inc.(2)
             (10.12)     IDF International, Inc., 1997 Stock Option Plan(2)

             (10.13)     Sublease dated October 20, 1997 AT&T Corp. and TechStar
                         Communications, Inc. (3)

             (10.14)     Amended Stipulation of Settlement dated September 9,
                         1997 among Deco Tower Associates, Innovative Facilities Corporation,
                         Peabody Facilities, Inc. and Hayden-Wegman, Inc. (3)

             (10.15)     Lease dated October 18, 1996 between Philip Y.
                         DeNormandie and Hayden-Wegman, Inc. (3)

             (10.16)     Second Amendment of Lease Agreement dated April 5, 1996
                         between C&S Associates, VIII and Hayden-Wegman, Inc. (3)


             (10.17)     Employment Agreement between the Registrant, TechStar
                         Communications, Inc. and Simantov Moskona.(3)


*21.1                    Subsidiaries of the registrant
*23.1                    Consent of Independent Auditors
*27.1                    Financial Data Schedule



----------

*Filed herewith

(1) Exhibits 3.1 through 3.5 were previously filed with Registrant's Registration Statement on Form 10-SB, Commission File No. 0-24627 as exhibits 2.1 through 2.5 respectively, and are hereby incorporated herein by reference.

(2) Exhibits 10.1 through 10.12 were previously filed with Registrant's Registration Statement on Form 10-SB, Commission File No. 0-24627 as exhibits 6.1 through 6.12, respectively, and are hereby incorporated herein by reference.

(3) Previously filed to the corresponding exhibit number filed with Registrant's Amendment No. 1 to Registration Statement on Form 10-SB, Commission File No. 0-24627