Form 10-Q
period 1998-10-31
IDF INTERNATIONAL INC
filed 1998-12-15
CIK 874993

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending       October 31, 1998

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file Number     0-24627

                            IDF International, Inc.
            (Exact name of registrant as specified in its charter.)

    New York                           11-3059399
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

330 West 42nd St. (20th Floor)
New York, New York                             10036
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:  212-563-6900

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class, name of each exchange on which registered.

                                      None
                                      ----
           Securities registered pursuant to Section 12(g) of the Act

                         Common Stock, $0.01 par value
                         -----------------------------
                                 TITLE OF CLASS


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

9,927,841 shares of Common Stock, $.01 par value, as of December 1, 1998.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of IDF International, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report Form 10-KSB for the fiscal year ended July 31, 1998.

2.       REVOLVING CREDIT FACILITY

         Hayden-Wegman has a $3.0 million revolving credit facility agreement with a lender. As of October 31, 1998 the outstanding borrowings under this facility amounted to $2,747,139. Under this agreement, Hayden-Wegman has pledged substantially all of its contract receivables and other tangible and intangible assets. In accordance with the agreement, Hayden-Wegman identifies and transfers to this lender, a designated pool of contract receivables and is advanced 80% of the aggregate face value of such receivables. The remaining 20%, less interest, and certain reimbursable expenses, is remitted to Hayden-Wegman once the lender receives payment for the pooled receivables. The lender is paid interest at the rate of prime plus 1 1/2% per annum and fees of approximately 1% per month based on a sliding scale tied to the number of days that the receivables are outstanding. The interest and fees are computed on the full value of each receivable until all related client payments are received. Hayden-Wegman has the option to repurchase portions of the receivable pools from the lender.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         For a summary of significant accounting policies (which have not changed from fiscal year end July 31, 1998) and additional financial information, see the Company's Annual Report Form 10-KSB, including the consolidated financial statements and notes thereto for the fiscal year ended July 31, 1998.

                    IDF International, Inc. and Subsidiaries
                          Consolidated Income Statment
                                  (unaudited)

                                                                                            Three Months Ended
                                                                                               October 31,

                                                                                     1998                           1997

              REVENUE EARNED                                                       $3,058,233                     $4,154,459

                          Cost Revenue Earned                                      $1,630,957                     $1,843,345
                                                                                   ----------                     ----------


              GROSS PROFIT                                                         $1,427,276                     $2,311,114

                          Selling & Administrative exps                            $1,471,849                     $1,696,335
                                                                                   ----------                     ----------

              (LOSS) INCOME FROM OPERATIONS                                          ($44,573)                      $614,779

              OTHER INCOME (EXPENSE)
                          Interest Expense                         ($253,511)                    ($277,328)
                          Other Income                               $24,252        ($229,259)      $5,537         ($271,791)
                                                                                    ---------                      ---------

              (LOSS) Income Before Provision for Inc Taxes                          ($273,832)                      $342,988

                          PROVISION FOR INCOME TAXES                                       $0                       $113,186
                                                                                    ---------                      ---------

              NET INCOME (LOSS)                                                     ($273,832)                      $229,802
                                                                                    ---------                      ---------
              (LOSS) Earnings per Share                                                ($0.03)                         $0.02

IDF INTERNATIONAL, INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                           October 31        July 31
                                              1998             1998


CURRENT ASSETS
    Cash                                      12,318          791,804
    Accounts receivable                    4,231,334        3,763,506
    Allow for dbtfl accts                   (450,000)        (480,000)
    Work in process                        2,404,439        2,590,596
    'Prepaid Exp/Other CA                    324,340          285,792
                                           ---------        ---------

TOTAL CURRENT ASSETS                       6,522,431        6,951,698

FIXED ASSETS
    Total                                    834,483          832,306
     less accum deprec                      (514,402)        (482,943)
                                           ---------        ---------
 TOTAL FIXED ASSETS                          320,081          349,363

OTHER ASSETS
    Goodwill-net                             550,877          560,190
    Engineering license -net                 147,657          149,626
    Deferred acq cost-net                    102,060          103,748
    Other                                    239,030          137,042
                                           ---------        ---------
TOTAL OTHER ASSETS                         1,039,624          950,606

TOTAL ASSETS                               7,882,136        8,251,667
                                           =========        =========



LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Accounts payable                       1,282,844          909,023
    Revolving credit facility              2,747,139        2,759,129
    Bank overdraft                           255,706          264,766
    Note payable -subordinated                35,000           35,000
    Accrued wages & related costs            675,055          974,610
    Current portion-LTD                       81,159           95,521
    Other                                    793,494        1,179,427
                                           ---------        ---------
TOTAL CURRENT LIABILITIES                  5,870,397        6,217,476


LONG TERM LIABILITIES
    Long term debt -net current              746,900          495,521
    Deferred income taxes                          0                0
    Intercompany Payable                           0                0
                                           ---------        ---------
TOTAL LONG TERM LIABILITIES                  746,900          495,521

SHAREHOLDER EQUITY
    Series A preferred stock               1,750,000        1,750,000
    Series B preferred stock                 800,000          800,000
    Series C preferred stock               1,610,000        1,534,000
    Dividend Payable                               0                0
    Common stock                               9,928            9,928
    Common stock warrants                     19,527           19,527
     A.P.I.C.,                            10,875,469       10,875,469
    Retained earnings (deficit)          (13,782,185)     (13,432,354)
    less stock sub receivable                (17,900)         (17,900)
                                           ---------        ---------
TOTAL STOCKHOLDER EQUITY                   1,264,839        1,538,670

TOTAL LIABILITIES AND EQUITY               7,882,136        8,251,667
                                           =========        =========

                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                                            ($273,832)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation and amortization                                                                                        31,460
    Amortization of goodwill                                                                                              9,314
    Amortization of deferred costs                                                                                        3,657
  Changes in operating assets and liabilities:
    (Increase) in contract receivables                                                                                 (497,828)
    Decrease in costs and earnings in excess of billings on uncompleted contracts                                       186,157
    (Increase) in prepaid expenses and other current assets                                                             (38,548)
    (Increase) in other assets                                                                                         (101,988)
    (Decrease) in bank overdraft                                                                                         (9,060)
    Increase in accounts payable                                                                                        489,003
    (Decrease) in billings in excess of costs and earnings on uncompleted contracts                                    (115,183)
    (Decrease) in accrued wages, salaries and related costs                                                            (299,555)
    (Decrease) in income taxes payable                                                                                  (31,838)
    (Decrease) in current liabiliites                                                                                  (354,094)
                                                                                                                       --------

    Net cash (used in) operating activities                                                                          (1,002,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                                             ($2,178)
    Net cash (used in) investing activities                                                                              (2,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) in revolving credit facility                                                            ($11,990)
    Increase in long-term debt                                                                          250,000
                                                                                                        -------
    Reduction in long term debt                                                                                         (12,982)
                                                                                                                        -------
      Net cash provided by financing activities                                                                         225,027
                                                                                                                        -------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                                            (779,486)

  Cash and cash equivalents, at beginning of year                                                                       791,804
                                                                                                                        -------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                                             $12,318
                                                                                                                        =======

                   IDF INTERNATIONAL, INC. AND SUBSIDIARIES          page 2 of 2
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED OCTOBER 31, 1998



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                         $253,511
    Income taxes                                                            0


NON-CASH TRANSACTION:

  During the three months ended October 31, 1998, the Board of Directors authorized the issuance of 60,800 shares of Series C Preferred Stock (designated Series A-1 Preferred Stock) in payment of preferred stock dividends in the aggregate amount of $76,000.

FORWARD-LOOKING STATEMENTS

The statements contained herein, other than historical information, are or may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21A of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the actual results of IDF International, Inc. ("IDF") in future periods to differ materially from such statements. These factors, risks and uncertainties include the relatively short operating history of IDF; rapid technological change affecting products and services offered by IDF; the impact of competitive services, products and pricing from other consulting, engineering and design firms; general economic conditions and the volatility of customers' capital building plans and their ability to obtain financing; delays and postponements in consulting and engineering projects, including public sector projects; the ability to obtain and keep, at profitable levels, quality personnel; and the availability of sufficient financial resources to enable IDF to meet both current and new customer demand for services.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion relates to the company's results of operations, financial condition and liquidity for the interim periods indicated. References herein to the "Company" or "IDF" are references to IDF International, Inc. and its consolidated subsidiaries, including Techstar Communications, Inc ("Techstar") and Hayden-Wegman Inc. ("Hayden-Wegman"), collectively.

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER ENDED OCTOBER 31, 1998 ("FIRST QUARTER 1999") TO FIRST QUARTER ENDED OCTOBER 31, 1997 ("FIRST QUARTER 1998")

REVENUES

Net Revenues for IDF for First Quarter 1999 aggregated $3,058,233. This result represents a decrease of $1,096,226, or 26%, from the First Quarter 1998. The most significant reduction was at Techstar, which experienced a reduction in revenues of approximately $1,000,000, with Net Revenues of $853,000 for First Quarter 1999. The decline was primarily attributable to the cancellation of a contract by its most significant customer. This reduction was further exacerbated by a reduction in the scope of work by another customer. Due to the general slowdown in the industry, Techstar was able to only slightly offset these reductions with an increase in work with new contracts. The reduction in revenues at Hayden-Wegman of approximately $100,000 was due primarily to Hayden-Wegman's inability to secure new work at a time when its prior projects were being completed. Although Hayden-Wegman maintains a solid reputation for the quality of its engineering and construction management work, Hayden-Wegman's ability to previously secure new work, particularly in the public sector, was impaired by its prior poor credit position.

EXPENSES

The Company's consolidated operating expenses for First Quarter 1999 was $3,102,806. This result represents a decrease of approximately $435,000 from first quarter 1998. Techstar accounted for a reduction in expenses of approximately $450,000, with expenses of $1,023,000 for First Quarter 1998. This was primarily due to a significant reduction of employees and a cutback in associated overhead expense. These changes were management's response to a reduction in business. Expenses increased at Hayden-Wegman due to increased marketing efforts and due to the acquisition of hardware and software for a new accounting/management information system. The comparision to the prior period was affected by one-time costs incurred to improve Hayden-Wegman's prior poor credit position incurred in first quarter 1997. These costs included the payment of overdue accounts payables.

IDF incurred interest expense in the amount of $253,511 for first quarter 1999. This represents a decrease in interest of approximately $24,000 or 9% from the same period in 1998. Hayden-Wegman has a $3,000,000.00 revolving credit facility with a lender, (a factoring arrangement). In accordance with the agreement, Hayden-Wegman identifies and transfers to this lender a designated pool of contract receivables and is advanced 80% of the aggregate face value of such receivables. The remaining 20%, less interest, fees and certain reimbursable expenses, is remitted to Hayden-Wegman once the lender receives payment for the pooled receivables. The reduction in interest expense, when compared to first quarter 1998, is attributable to a concerted effort by management to improve the collections of receivables that resulted in certain customers remitting their payments in a more timely manner.

INCOME

The Company experienced net earnings loss of $ 273,832 for First Quarter 1999. This represents a reduction in net earnings of approximately $500,000 from First Quarter 1998, when the Company had positive net earnings of $229,802. On an earnings per share basis, the loss is $0.03 based upon 9,927,841 shares of common stock outstanding as of October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter 1999, IDF had cash on hand of $12,318. This amount was offset by a current liability overdraft of $255,706. This is a reduction of approximately $780,000 from the cash on hand as of fiscal year ended July 31, 1998 at which time the cash on hand was $791,804 with an offset by a current liability of $264,766.

In First Quarter 1999, the Company experienced significant demands on its working capital needs. At Techstar, the significant reduction in revenue could not be offset by a reduction in expenses. Management responded to the reduction in business by reducing the number of employees. This action, however did not avoid a negative impact on cash holdings in the period. At Hayden-Wegman, delays in billing and the subsequent delay in collections of funds due it created a cash drain during First Quarter 1999. Management believes its new accounting and information system will greatly enhance its billing and collections efforts at Hayden-Wegman.

IDF believes its cash flows from operations and its revolving credit facility will continue to need to be supplemented in the current fiscal year to meet its working capital needs. Certain members of the IDF Board of Directors and significant shareholders have committed to loan up to $1,000,000 to IDF when requested by IDF for its working capital needs. In October 1998 the Company received $250,000, from Robert Rubin, Chairman of the Board of the Company, and in November 1998 the Company received an additional $400,000 from AUGI, under this commitment. IDF may also need additional financing in order to take advantage of new opportunities in its core businesses. However, there can be no assurance that such financing, if available, will be on terms acceptable to IDF or that such financing would not result in dilution to existing shareowners.

YEAR 2000

         Many existing computer programs use only the last two digits that refer to a year. Those computer programs that do not properly recognize a year that begins with "20" instead of the familiar "19" could fail or create erroneous results (the "Year 2000" issue).

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

         Hayden-Wegman's Information Strategic Plan (ISP) calls for replacement of existing account and project information systems with third-party state-of-the-art applications and hardware, augmented with internally developed client-server desktop applications. The third-party applications consist of Microsoft Office 97 applications, Auto CAD version 14 and LARSA 1998 Finite Element Analysis, all certified by the respective vendors as Year 2000 compliant. The implementation of ISP is expected to be completed by early 1999.

         The new account and project information system will use Harper and Shuman's new Advantage accounting and project control software. This software will reside on a new Dell PowerEdge 2300 server with 9.1GB LVD SCSI hard drive using Microsoft NTS 4.0 software. Hardware and software are both Year 2000 compliant. Historical accounting and project data on the legacy accounting system, an older version of Harper and Shuman, which currently resides on a Digital Equipment Corporation VAX, will be brought over to the new application. The estimated total cost of this effort, including software, system development, conversion of existing data and on-site training, is $100,000, of which approximately $10,000 has been spent as of October 31, 1998.

         IDF's subsidiaries are not materially dependent on the Year 2000 compliance of its customers or other third parties. The work performed by the subsidiaries for its customers is performed relatively independent from third parties. Techstar and Hayden-Wegman's ability to meet customer commitments is dependent upon its internal year 2000 compliance. Given the recent and ongoing installation of the new systems, IDF does not expect material business interruptions from the Year 2000 issues and further, in management's evaluation, the Company's reasonably likely worst case scenario from any Year 2000 issues is not expected to be material.

PART II. OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

As of December 11, 1998 the Company offered to all holders of Preferred Stock to issue to each of them one share of Common Stock in exchange for their agreement to convert one share of Preferred Stock into Common Stock. If a holder of Preferred Stock agrees to convert at the current rate of $1.25 per share, the company will issue to that holder one additional share of Common Stock for each share of Preferred Stock converted. This would result in an effective conversion rate of $0.625 per share for all holders other than Robert Rubin, the Chairman of the Board and the sole holder of Series B Preferred Stock, whose effective conversion rate will be $1.00. Each member of the Board of Directors has agreed to convert all Preferred Stock owned by them on the foregoing basis. This offer expires December 31, 1998. There can be no assurance that any holder of Preferred Stock (other than members of the Board of Directors) will agree to this arrangement. If all holders agree, an aggregate of 3,087997 Preferred shares will be cancelled in exchange for an aggregate of 6,175,994 Common Shares. This would increase the total number of Common Shares outstanding to 16,103,835.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27 Financial Data Schedule

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the period covered by this report.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned is signing this report as a duly authorized officer of the registrant and as the principal financial officer of the registrant.

                             IDF International, Inc.
                             -----------------------
                                   Registrant

Date:    December 15, 1998


By:      /s/Michael J. Losch
         -------------------

         Michael J. Losch
         Chief Operating Officer
         Chief Financial Officer