Form 10QSB
period 1999-01-31
IDF INTERNATIONAL INC
filed 1999-03-22
CIK 874993

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number:    0-24627

                             IDF International, Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

           New York                                     11-3059399
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                         330 West 42nd St. (20th Floor)
                            New York, New York 10036
                     --------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  212-563-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 9,927,841 shares of Common Stock, $.01 par value, as of March 1, 1999.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [ X ]

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

         IDF International, Inc., and its consolidated subsidiaries (collectively, the "Company" or the "Registrant"), files herewith unaudited condensed consolidated balance sheets of the Company as of January 31, 1999 (unaudited) and July 31, 1998 (the Company's most recent fiscal year), an unaudited condensed consolidated income statement for the three and six months ended January 31, 1999 and 1998, and unaudited condensed consolidated statements of cash flows for the six months ended January 31, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company, and the notes thereto, included in the annual report of the Company on Form 10-KSB for the fiscal year ended July 31, 1998.

IDF INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
UNAUDITED


                                                   January 31       July 31
                                                      1999            1998
CURRENT ASSETS
    Cash                                              176,936       791,804
    Accounts receivable                             3,822,976     3,763,506
    Allow for dbtfl accts                            (414,335)     (480,000)
    Work in process                                 2,295,088     2,590,596
    'Prepaid Exp/Other CA                             334,115       285,792
                                                   ----------    ----------
TOTAL CURRENT ASSETS                                6,214,780     6,951,698

FIXED ASSETS
    Total                                             858,488       832,306
     less accum deprec                               (549,835)     (482,943)
                                                   ----------    ----------
 TOTAL FIXED ASSETS                                   308,653       349,363

OTHER ASSETS
    Goodwill-net                                      541,565       560,190
    Engineering license -net                          145,688       149,626
    Deferred acq cost-net                             100,372       103,748
    Other                                             136,361       137,042
                                                   ----------    ----------
TOTAL OTHER ASSETS                                    923,986       950,606

TOTAL ASSETS                                        7,447,419     8,251,667
                                                   ==========    ==========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Accounts payable                                1,066,282       909,023
    Revolving credit facility                       2,471,497     2,759,129
    Bank overdraft                                     68,526       264,766
    Note payable -subordinated                         25,000        35,000
    Accrued wages & related costs                     641,786       974,610
    Current portion-LTD                               106,065        95,521
    Other                                           1,028,690     1,179,427
                                                   ----------    ----------
TOTAL CURRENT LIABILITIES                           5,407,846     6,217,476


LONG TERM LIABILITIES
    Long term debt -net current                     1,246,900       495,521
                                                   ----------    ----------
TOTAL LONG TERM LIABILITIES                         1,246,900       495,521

SHAREHOLDERS EQUITY
    Series A preferred stock                        1,750,000     1,750,000
    Series B preferred stock                          800,000       800,000
    Series C preferred stock                        1,635,333     1,534,000
    Dividend Payable                                        0             0
    Common stock                                        9,928         9,928
    Common stock warrants                              19,527        19,527
     A.P.I.C.,                                     10,875,469    10,875,469
    Retained earnings                             (14,279,684)  (13,432,354)
    less stock sub receivable                         (17,900)      (17,900)
                                                   ----------    ----------
TOTAL STOCKHOLDERS EQUITY                             792,673     1,538,670

TOTAL LIABILITIES AND EQUITY                        7,447,419     8,251,667
                                                   ==========    ==========

                     IDF International Inc, and Subsidiaries
                     Consolidated Income Statement
                     (unaudited)


                                                     Three Months Ended                               Six Months Ended
                                                         January 31                                      January 31
                                                1999                    1998                    1999                    1998

REVENUE EARNED                               $2,974,787              $3,774,431              $6,033,020              $8,034,629

             Cost Revenue Earned             $1,780,254              $2,095,604              $3,411,211              $4,597,436
                                             ----------              ----------              ----------              ----------

GROSS PROFIT                                 $1,194,533              $1,678,827              $2,621,809              $3,437,193

             Selling &
               Administrative exps           $1,461,578              $1,688,514              $2,933,427              $2,812,241
                                             ----------              ----------              ----------              ----------

(LOSS) INCOME FROM OPERATIONS                $ (267,045)             $   (9,687)             $ (311,618)             $  624,952

OTHER INCOME (EXPENSE)
             Interest Expense     $ (211,687)            $ (336,853)             $ (465,198)             $ (554,656)
             Other Income         $    6,558 $ (205,129) $  (12,887) $ (349,740) $   30,811  $ (434,387) $   11,424  $ (543,232)
                                             ----------              ----------              ----------              ----------

(LOSS) Income Before Provision
  for Inc Taxes                              $ (472,174)             $ (359,427)             $ (746,005)             $   81,720

             PROVISION FOR INCOME
               TAXES                                  0              $ (100,054)                      0              $   54,946
                                             ----------              ----------              ----------              ----------

NET INCOME (LOSS)                            $ (472,174)             $ (259,373)             $ (746,005)             $   26,774
                                             ----------              ----------              ----------              ----------

(LOSS) Earnings per Share                    $    (0.05)                  (0.03)             $    (0.08)                  0.003


                   IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   UNAUDITED


                                                                                                        Six Months Ended
                                                                                                           January 31
                                                                                                    1999                 1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                      $  (746,005)         $    26,774
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation and amortization                                                               $    66,892          $    75,538
    Bad debt provision                                                                                               $  (115,724)
    Loss on disposal of assets                                                                                       $     9,076
    Amortization of goodwill                                                                    $    18,625          $   146,598
    Amortization of deferred costs                                                              $     7,314          $   105,820
  Changes in operating assets and liabilities:
    (Increase) in contract receivables                                                          $  (125,135)         $   247,670
    Decrease in costs and earnings in excess of billings on uncompleted contracts               $   295,508          $  (529,949)
    (Increase) in prepaid expenses and other current assets                                     $   (48,323)         $  (253,250)
    Decrease in other assets                                                                    $       681          $   (33,883)
    (Decrease) in bank overdraft                                                                $  (196,240)         $   (19,040)
    Increase in accounts payable                                                                $   272,442          $  (114,106)
    (Decrease) in billings in excess of costs and earnings on uncompleted contracts             $  (115,183)         $    88,199
    (Decrease) in accrued wages, salaries and related costs                                     $  (332,824)         $(1,192,542)
    (Decrease) in income taxes payable                                                                               $  (117,586)
    (Decrease) in deferred income                                                                                    $  (200,000)
    (Decrease) in current liabiliites                                                           $  (150,737)         $  (805,796)
                                                                                                -----------          -----------
    Net cash (used in) operating activities                                                     $(1,052,985)         $(2,682,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                                     $   (26,182)         $  (128,203)
  Proceeds from acquisition of subsidiary                                                                            $   155,500
                                                                                                -----------          -----------
    Net cash (used in) investing activities                                                     $   (26,182)         $    27,297

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) in revolving credit facility                                                     $  (287,632)         $   368,255
    Increase in long-term debt                                                                  $   751,931          $    29,175
    Principal payments on long-term debt                                                                             $  (111,052)
    Proceeds from convertible debt                                                                                   $ 3,000,000
    Fees paid to acquire debt                                                                                        $  (393,000)
                                                                                                -----------          -----------
      Net cash provided by financing activities                                                 $   464,299          $ 2,893,378

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     $  (614,868)         $   238,474

  Cash and cash equivalents, at beginning of year                                               $   791,804          $     4,719
                                                                                                -----------          -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                     $   176,936          $   243,193
                                                                                                ===========          ===========


                    IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 1999
                                    UNAUDITED


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
       Interest                                                 $465,198
       Income taxes                                                    0


NON-CASH TRANSACTION:

     During the six months ended January 31, 1999, the Board of Directors authorized the issuance of 81,218 shares of Series C Preferred Stock (designated Series A-1 Preferred Stock) in payment of preferred stock dividends in the aggregate amount of $101,523.

                            IDF International Inc.

             Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     For a summary of significant accounting policies (which have not changed from fiscal year end July 31, 1998) and additional financial information, see the Company's Annual Report Form 10-KSB, including the consolidated financial statements and notes thereto for the fiscal year ended July 31, 1998.

2.   Revolving Credit Facility

     Hayden-Wegman, Inc., an indirect wholly-owned subsidiary of the Company ("Hayden-Wegman"), has a $3.0 million revolving credit facility agreement with a lender. As of January 31, 1999, the outstanding borrowings under this facility amounted to approximately $2,471,497. Under this agreement, Hayden-Wegman has pledged substantially all of its contract receivables and other tangible and intangible assets. In accordance with the agreement, Hayden-Wegman identifies and transfers to this lender a designated pool of contract receivables and is advanced 80% of the aggregate face value of such receivables. The remaining 20%, less interest, and certain reimbursable expenses, is remitted to Hayden-Wegman once the lender receives payment for the pooled receivables. The lender is paid interest at the rate of prime plus 1 1/2% per annum and fees of approximately 1% per month based on a sliding scale tied to the number of days that the receivables are outstanding. The interest and fees are computed on the full value of each receivable until all related client payments are received. Hayden-Wegman has the option to repurchase portions of the receivable pools from the lender.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements contained herein, other than historical information, are or may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the actual results of the Registrant in future periods to differ materially from such statements. These factors, risks and uncertainties include the Registrant's relatively short operating history; rapid technological change affecting products and services offered by the Registrant; the impact of competitive services, products and pricing from other consulting, engineering and design firms; general economic conditions and the volatility of customers' capital building plans and their ability to obtain financing; delays and postponements in consulting and engineering projects, including public sector projects; the ability to obtain and keep, at profitable levels, quality personnel; and the availability of sufficient financial resources to enable the Registrant to meet both current and new customer demand for services.

The following discussion relates to the Company's results of operations, financial condition and liquidity for the interim periods indicated. References herein to the "Company" or "IDF" are references to IDF International, Inc. and its consolidated subsidiaries, including TechStar Communications, Inc ("TechStar") and Hayden-Wegman, collectively.

Results of Operations

Comparison of three and six months ended January 31, 1999 to the three and six months ended January 31, 1998.

Revenues

Net revenues for the Company for the three months ended January, 1999 aggregated $2,974,787. This result represents a decrease of $799,644, or 21%, from the same period in 1998. The most significant reduction was at TechStar, which experienced a reduction in revenues of approximately $950,000, with net revenues of $229,100 for the three months ended January, 1999. The decline was primarily attributable to the cancellation of a contract by its most significant customer. This reduction was further exacerbated by a reduction in the scope of work by two other customers. Due to the general slowdown in the industry, TechStar was able to only slightly offset these reductions with an increase in work with new contracts. Increased revenues at Hayden-Wegman of approximately $150,000 partially offset the reduction in revenues. These increased revenues at Hayden-Wegman relate to new contracts and an expansion of existing contracts previously awarded. For the six months ended January, 1999, the Company aggregated net revenues of $6,033,020, which is a reduction of approximately $2,002,000 from the same period in 1998. This reduction is due almost entirely to reduced activity at TechStar, which had revenues of approximately $1,083,000 for the six months ended January, 1999, compared to approximately $3,030,000 for the same period ended January, 1998.

Expenses

The Company's consolidated operating expenses for the three months ended January, 1999 were $3,241,832. This result represents a decrease of approximately $543,000 from the same period in 1998. TechStar accounted for a reduction in expenses of approximately $1,007,000 with expenses of $610,000 for the three months ended January, 1999. This was primarily due to a significant reduction of employees and a cutback in associated overhead expenses. These changes were management's response to a reduction in business. Expenses increased at Hayden-Wegman due to increased marketing efforts, the acquisition of hardware and software for a new accounting/management information system and an increase in employees related to new contracts. For the six months ended January, 1999, the Company aggregated expenses in the amount of $6,344,638. This represents a reduction of $1,065,039 from the same period ended January, 1998. Increased expenses at Hayden-Wegman related to an increased workload were offset by significant expense reductions at TechStar due to decreased business volume.

The Company incurred interest expense in the amount of $211,687 for the three months ended January, 1999. This represents a significant decrease in interest of approximately $125,000, or 37%, from the same period in fiscal year 1998. For the six months ended January, 1999, the Company incurred interest expenses of $465,198. This represents a reduction of $90,000 from the same period in 1998. An increased effort at Hayden-Wegman related to the collections of past due receivables has decreased financing costs from its revolving credit facility when compared to the same periods in 1998.

Hayden-Wegman has a $3,000,000.00 revolving credit facility with a lender (a factoring arrangement), as more particularly described herein in the section titled "Notes to the Unaudited Consolidated Financial Statements." In accordance with the agreement, Hayden-Wegman identifies and transfers to this lender a designated pool of contract receivables and is advanced 80% of the aggregate face value of such receivables. The remaining 20%, less interest, fees and certain reimbursable expenses, is remitted to Hayden-Wegman once the lender receives payment for the pooled receivables. The reduction in interest expense, when compared to the same period in 1998, is attributable to a concerted effort by management to improve the collections of receivables that resulted in certain customers remitting their payments in a more timely manner.

Income

The Company experienced a net loss of $ 472,174 for the three months ended January, 1999. This represents a reduction in net earnings of approximately $212,800 from the same period in 1998, when the Company had a net loss of $259,373. On an earnings per share basis, the loss is $0.05 based upon 9,927,841 shares of common stock outstanding as of January 31, 1999. For the six months ended January, 1999, the Company experienced net losses of $746,005, which on an earnings per share basis results in a loss of $0.08.

Liquidity and Capital Resources

As of January 31, 1999, the Company had cash on hand of $176,936. This amount was offset by a current liability overdraft of $68,526. This is a reduction of approximately $66,257 from the cash on hand as of January 31, 1998, at which time the cash on hand was $243,193 with an offset by a current liability of $240,368.

In the six months ended January, 1999, the Company experienced significant demands on its working capital needs. At TechStar, the significant reduction in revenues could not be offset by a reduction in expenses. Management responded by significantly reducing the number of employees, but it was not able to do so in a timely enough manner to avoid a negative impact on cash. At Hayden-Wegman, delays in billing and the subsequent delay in collections of funds due it created a cash drain. Management believes its new accounting and information system will greatly enhance the billing and collections efforts at Hayden-Wegman.

The Company believes it will have to supplement its cash flows from operations and its revolving credit facility in the current fiscal year to meet its working capital needs. Certain members of the Company's Board of Directors, and significant shareholders, have committed to loan up to $1,000,000 to the Company when requested for working capital needs. As part of this commitment, in October, 1998, the Company received $250,000 from Robert Rubin, Chairman of the Board of the Company, and in November, 1998, the Company received an additional $400,000 from American United Global, Inc., a company controlled by Mr. Rubin. Additionally, in January, 1999, the Company received $200,000 toward working capital needs in the form of loans from (i) Robert Rubin, in the amount of $100,000, (ii) an affiliate of Lawrence Kaplan, a director of the Company, in the amount of $75,000 and (iii) $25,000 from an unaffiliated individual. Each of these notes is due and payable on demand and accrues interest at an annual rate of 8%. The Company may also require additional financing in order to take advantage of new opportunities in its core businesses. However, there can be no assurance that such financing, if available, will be on terms acceptable to the Company or that such financing would not result in dilution to existing shareholders.

Part II.          Other Information

Item 1. Legal Proceedings. The Company is not a party to any material legal proceeding or litigation.

Item 2.           Changes in Securities and Use of Proceeds.  None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.  None.

Item 5.           Other Information.

As of December 11, 1998, the Company offered to all holders of the Company's Series A, Series A-1 and Series B Preferred Stock (collectively, "Preferred Stock") to issue to each of them one share of Common Stock in exchange for their agreement to convert one share of Preferred Stock into Common Stock. If a holder of Preferred Stock agrees to convert at the current rate of $1.25 per share, the Company will issue to that holder one additional share of Common Stock for each share of Preferred Stock converted. This would result in an effective conversion rate of $0.625 per share for all holders of Preferred Stock other than Robert Rubin, the Chairman of the Board and the sole holder of Series B Preferred Stock, whose effective conversion rate will be $1.00. Each member of the Board of Directors has agreed to convert all Preferred Stock owned by them on the foregoing basis. This offer originally expired December 31, 1998. Subsequent to that date, the Company extended the deadline to accept the offer until February 12, 1999. As of the filing date, all but one holder of Preferred Stock has agreed to this arrangement. As a result, an aggregate of 3,104,292 Preferred Shares will be canceled in exchange for an aggregate of 6,208,584 Common Shares. This would increase the total number of Common Shares outstanding to 16,136,425. These additional shares of Common Stock are expected to be issued in the near future.

As of February 1, 1999, the Company, Hayden-Wegman, TechStar and certain affiliates of the Company entered into a Separation Agreement with Solon Kandel, a director and officer of the Company. Pursuant to this Agreement, (a) Mr. Kandel resigned all director and officer positions with the Company and its affiliates to pursue other opportunities, (b) Mr. Kandel's employment with the Company, as evidenced by an Employment Agreement with the Company dated August 25, 1997, was terminated, (c) Mr. Kandel will be paid his full salary and benefits through March 31, 1999 or upon securing full time employment, whichever comes first, and (d) the parties waived and discharged all rights each had against the other. Mr. Kandel will retain the 71,379 vested stock options granted to Mr. Kandel pursuant to his Employment Agreement, which options are immediately exercisable through November 30, 2002.

On January 7, 1999, Sergio Luciani resigned as a director of the Company. It is expected that the Company and Mr. Luciani will enter into a Separation Agreement on terms similar to that which the Company and Solon Kandel agreed to on February 1, 1999, but there can be no assurance thereof. No directors have been elected to replace Messrs. Kandel or Luciani, but the remaining directors intend to fill all vacancies on the Board of Directors as soon as possible.

On February 11, 1999, the Company was scheduled to hold its Annual Meeting of Shareholders. However, on February 10, 1999, the Company filed a Form 8-K providing notice that the Annual Meeting was postponed indefinitely. The Company intends to hold the Annual Meeting sometime in the next few months.

In an effort to assist the Company in preserving its working capital, effective October 1, 1998, Robert Rubin, the Chairman of the Board of the Company, orally agreed to terminate his three year consulting agreement with the Company, which had commenced on January 1, 1998 and provided for payment to Mr. Rubin of $75,000 per year. Further, effective March 1, 1999, an entity controlled by an officer and director of American United Global, Inc. orally agreed to terminate its consulting agreement with the Company, which had commenced on August 1, 1998 and provided for payment of $75,000 per year, but was terminable by the Company after 18 months. The Company anticipates that both of these oral agreements will be reflected in written agreements in the near future.

Item 6.           Exhibits and Reports on Form 8-K.

(a)               Exhibits:

                  27.1     Financial Data Schedule

(b)               Reports on Form 8-K:

                  Form 8-K was filed on February 10, 1999.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   March 15, 1999                              IDF INTERNATIONAL, INC.


                                                By: /s/ Michael J. Losch
                                                    ---------------------------
                                                    Michael J. Losch
                                                    Chief Operating Officer and
                                                    Chief Financial Officer