Form 10QSB
period 1999-04-30
IDF INTERNATIONAL INC
filed 1999-06-21
CIK 874993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: April 30, 1999

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number:    0-24627

                             IDF International, Inc.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter.)

    New York                                              11-3059198
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                         330 West 42nd St. (20th Floor)
                            New York, New York 10036
                    ---------------------------------------
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

                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 15,185,835 shares of Common Stock, $.01 par value, as of April 30, 1999.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

PART 1

FINANCIAL INFORMATION

Item 1.  Financial Statements.

         IDF International, Inc., and its consolidated subsidiaries (collectively, the "Company" or the "Registrant"), files herewith unaudited consolidated balance sheets of the Company as of April 30, 1999 (unaudited) and July 31, 1998 (the Company's most recent fiscal year), an unaudited consolidated income statement for the three and nine months ended April 30, 1999 and 1998, and unaudited consolidated statements of cash flows for the nine months ended April 30, 1999, together with unaudited consolidated notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company, and the notes thereto, included in the annual report of the Company on Form 10-KSB for the fiscal year ended July 31, 1998.

IDF International, Inc.

Notes to Unaudited Consolidated Financial Statements

1.       Basis of Presentation

         The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of IDF International, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1998.

2.       Revolving Credit Facility

         Hayden-Wegman, Inc., an indirect wholly owned subsidiary of the Company ("Hayden-Wegman") has a $3.0 million revolving credit facility agreement with a lender. As of April 30, 1999 the outstanding borrowings under this facility amounted to approximately $2,228,547. Under this agreement, Hayden-Wegman has pledged substantially all of its contract receivables and other tangible and intangible assets. In accordance with the agreement, Hayden-Wegman identifies and transfers to this lender, a designated pool of contract receivables and is advanced 80% of the aggregate face value of such receivables. The remaining 20%, less interest, and certain reimbursable expenses, is remitted to Hayden-Wegman once the lender receives payment for the pooled receivables. The lender is paid interest at the rate of prime plus 1-1/2% per annum and fees of approximately 1% per month based on a sliding scale tied to the number of days that the receivables are outstanding. The interest and fees are computed on the full value of each receivable until all related client payments are received. Hayden-Wegman has the option to repurchase portions of the receivable pools from the lender.

3.       Summary of Significant Accounting Policies

         For a summary of significant accounting policies (which have not changed from fiscal year end July 31, 1998) and additional financial information, see the Company's Annual Report on Form 10-KSB, including the consolidated financial statements and notes thereto for the fiscal year ended July 31, 1998.

Forward-Looking statements

The statements contained herein, other than historical information, are or may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the actual results of IDF International, Inc. ("IDF" or the "Company") in future periods to differ materially from such statements. These factors, risks and uncertainties include the relatively short operating history of IDF; rapid technological change affecting products and services offered by IDF; the impact of competitive services, products and pricing from other consulting, engineering and design firms; general economic conditions and the volatility of customers' capital building plans and their ability to obtain financing; delays and postponements in consulting and engineering projects, including public sector projects; the ability to obtain and keep, at profitable levels, quality personnel; and the availability of sufficient financial resources to enable IDF to meet both current and new customer demand for services.

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

Results of Operations

Comparison of Three and Nine Months ended April 30, 1999 to the Three and Nine Months ended April 30, 1998

Revenues

Net revenues for IDF for the three months ended April 30, 1999 aggregated $3,493,925. This result represents a decrease of approximately $322,000 or 8%, from the same period in 1998. Increased revenues at Hayden-Wegman of approximately $525,000 offset the overall reduction in revenues. These increased revenues at Hayden-Wegman relate to new contracts and an expansion of existing contracts previously awarded. Techstar experienced a reduction in revenues of approximately $850,000 with net revenues of $548,000 for the three months ended April 30, 1999. The decline was primarily attributable to the cancellation of a contract by its most significant customer. This reduction was further exacerbated by a reduction in the scope of work by two other customers, due to the general slowdown in its industry, and Techstar was able to only slightly offset these reductions with an increase in work from new contracts. For the nine months ended April 30, 1999 the Company aggregated net revenues of $9,526,945 which is a reduction of approximately $2,405,000 from the same period in 1998. This reduction is due almost entirely to reduced activity at Techstar, which has revenues of approximately $1,631,000 for the nine months ended April 30, 1999 compared to approximately $4,430,000 for the same period ended April 30, 1998.

Expenses

The Company's consolidated operating expenses for the three months ended April 30, 1999 were $4,414,602. This result represents an increase of approximately $900,000 or 26% from the same period in 1998. Expenses increased at Hayden-Wegman due to a notification of past due state tax liabilities in the approximate amount of $475,000 from prior periods that were not previously recognized. Expenses also increased at Hayden-Wegman due to increased marketing efforts, the acquisition and implementation of hardware and software for a new accounting/management information system and an increase in payroll costs related to new contracts. Techstar accounted for a reduction in expenses of approximately $45,000 with expenses of $1,400,000 for the three months ended April 30, 1999. This was primarily due to a significant reduction of employees and a cutback in associated overhead expense. These changes were management's response to a reduction in business. As a result of the continued inability to secure the necessary new contracts at Techstar, the Company has elected to shut down its Techstar operations based in Silver Spring, Maryland as of June 1, 1999. Operational expense reductions were offset by a significant recognition of potential liabilities of approximately $500,000 associated with management's decision to cease operations at its Silver Spring location beginning June 1, 1999. For the nine months ended April 30, 1999 the Company aggregated expenses in the amount of $10,759,240. This represents a reduction of $237,930 from the same period in 1998. Increased expenses at Hayden-Wegman related to an increased workload offset significant reductions at Techstar due to decreased business volumes.

IDF incurred interest expense in the amount of $203,213 for the three months ended April 30, 1999. This represents a significant decrease in interest of approximately $70,000 or 25% from the same period in fiscal year 1998. For the nine months ended April 30, 1999 the Company incurred interest expenses of $668,411 that represents a decrease of approximately $150,000 or 18% from the same period in 1998. Hayden-Wegman has a $3,000,000.00 revolving credit facility with a lender (a factoring arrangement). In accordance with the agreement, Hayden-Wegman identifies and transfers to this lender a designated pool of contract receivables and is advanced 80% of the aggregate face value of such receivables. The remaining 20%, less interest, fees and certain reimbursable expenses, is remitted to Hayden-Wegman once the lender receives payment for the pooled receivables. The reduction in interest expense, when compared to the same period in 1998, is attributable to a concerted effort by management to improve the collections of receivables that resulted in certain customers remitting their payments in a more timely manner. This effort resulted in a lower average balance outstanding under the revolving credit facility and therefore reduced the interest charged the Company.

Income

The Company experienced net loss of $1,075,514 for the three months ended April 30, 1999. This represents a reduction in net earnings of approximately $1,150,000 from the same period in 1998. On an earnings per share basis, the loss is $0.07 based upon 15,185,835 shares of common stock outstanding as of April 30, 1999. For the nine months ended April 30, 1999 the Company experienced net losses of $1,821,519 which on an earnings per share basis results in a loss of $0.12 based upon 15,185,835 shares of common stock outstanding as of April 30, 1999.

Liquidity and Capital Resources

At April 30, 1999, IDF had cash on hand of $85,512. This amount was offset by a current liability overdraft of $191,647. This is a reduction of approximately $330,000 from the cash on hand as of April 30,1998 at which time the cash on hand was $415,336 with an offset by a current liability of $183,323.

During the nine months ended April 30, 1999, the Company experienced significant demands on its working capital needs. At Techstar, the significant reduction in revenues could not be immediately offset by a reduction in expenses. Management responded by significantly reducing the number of employees, but it was not able to do so in a timely enough manner to avoid a reduction in cash. At Hayden-Wegman, delays in billing and the subsequent delay in collections of funds due it continue to create a cash drain under the terms of the revolving credit facility. Management believes its new accounting and information system will greatly enhance its billing and collections efforts at Hayden-Wegman. At Hayden-Wegman, the Company also has been hiring new employees for new contracts awarded that require the use of cash in advance of payment by clients.

IDF believes its cash flows from operations and its revolving credit facility will continue to need to be supplemented in the current fiscal year to meet its working capital needs. Certain members of the IDF Board of Directors and significant shareholders have committed to loan up to $1,000,000 to IDF when requested for its working capital needs. As part of this commitment, in October 1998, the Company received $250,000 from Robert Rubin, Chairman of the Board of the Company, and in November, 1998, the Company received an additional $400,000 from American United Global, Inc. ("AUGI"), a company controlled by Mr. Rubin. Additionally, in January, 1999, the Company received $200,000 toward working capital needs in the forms of loans from (i) AUGI, in the amount of $100,000,
(ii) an affiliate of Lawrence Kaplan, a director of the Company, in the amount of $75,000 and (iii) $25,000 from an unaffiliated individual. Subsequent to

January 1999 it became apparent that the commitment of $1,000,000 would need to be increased. In March 1999, Lawrence Kaplan, a director of the Company, and an unaffiliated individual together provided a loan to the Company in the amount of $68,000. Subsequent to that date, AUGI provided additional funding in the amount of $492,000 of which $250,000 was provided in April 1999 and $242,000 was provided in May 1999. Each of these notes is due and payable upon demand and accrues interest at an annual rate of 8%. The advances have been accounted for as interest bearing demand loans under promissory notes while the Company and the investors are negotiating the final structure and terms of the financing transaction. Management anticipates that such final structure will consist of a combination of common share equity and subordinated convertible debt. IDF may also require additional financing in order to take advantage of new opportunities in its core businesses. However, there can be no assurance that such financing, if available, will be on terms acceptable to IDF or that such financing would not result in dilution to existing shareholders.

Part II. Other Information

Item 1: Legal Proceedings. The Company is not a party to any material legal proceeding or litigation.

Item 2: Changes in Securities and Use of Proceeds. See "Conversion of Preferred Stock," below.

Item 3:           Defaults Upon Senior Securities.   None.

Item 4: Submission of Matters to a Vote of Security Holders. See "Postponement of Annual Meeting," below.

Item 5:           Other Information

Conversion of Preferred Stock

As of December 11, 1998 the Company offered to all holders of the Company's Series A, Series A-1 and Series B Preferred Stock (collectively, "Preferred Stock") to issue to each of them one share of Common Stock in exchange for their agreement to convert one share of Preferred Stock into Common Stock. If a holder of Preferred Stock agreed to convert at the then current rate of $1.25 per share (or $2.00 per share for the Series,B Preferred Stock), the Company agreed to issue to that holder one additional share of Common Stock for each share of Preferred Stock converted. This offer originally expired December 31, 1998. Subsequent to that date, the Company extended the deadline to accept the offer until February 12, 1999. As of the filing date, all but one holder of Preferred Stock has agreed to this arrangement. As a result an aggregate of 3,104,292 shares of Preferred Stock are being cancelled in exchange for an aggregate of 6,208,584 Common Shares. This will increase the total number shares of Common Stock outstanding to 16,136,425 once all of the shares are converted.

New Board Members

Effective June 14, 1999, the members of the Board of Directors elected Mr. Robert N. Harvey and Mr. Michael J. Losch as members of the Board of Directors to fill two vacancies on the Board. Mr. Harvey was further elected to the position of President and Chief Executive Officer of the Corporation. Mr. Losch continues in his position of Chief Financial Officer and Chief Operating Officer.

Termination of Employment Agreements

As of February 1, 1999, the Company, Hayden-Wegman, Techstar and certain affiliates of the Company entered into a Separation Agreement with Solon Kandel, a director and officer of the Company. Pursuant to this Agreement, (a) Mr. Kandel resigned all director and officer positions with the Company and its affiliates to pursue other opportunities, (b) Mr. Kandel's employment with the Company, as evidenced by an Employment Agreement with the Company dated August 25, 1997, was terminated, (c) Mr. Kandel was paid his benefits and salary through April 30, 1999, and (d) the parties waived and discharged all rights each had against the other. Mr. Kandel will retain the 71,379 vested stock options granted to Mr. Kandel pursuant to his employment agreement, which options are immediately exercisable through November 30, 2002.

As of March 23, 1999, the Company, Hayden-Wegman, Techstar and certain affiliates of the Company entered into a Separation Agreement with Sergio Luciani, a director and officer of the Company. Pursuant to this Agreement, (a) Mr. Luciani resigned all director and officer positions with the Company and its affiliates to pursue other opportunities, (b) Mr. Luciani's employment with the Company, as evidenced by an Employment Agreement with the Company dated August 25, 1997, was terminated, (c) Mr. Luciani was paid his benefits and salary through April 30, 1999, and (d) the parties waived and discharged all rights each had against the other. Mr. Luciani will retain the 71,379 vested stock options granted to Mr. Luciani pursuant to his employment agreement, which options are immediately exercisable through November 30, 2002.

The Company is currently negotiating with Simantov Moskona to enter into a Separation Agreement similar in scope to those of Messrs. Kandel and Luciani. This Agreement has not yet been finalized or entered into.

Postponement of Annual Meeting

On February 11, 1999, the Company was scheduled to hold its Annual Meeting of Shareholders. However, on February 10, 1999, the Company filed a Form 8-K providing notice that the Annual Meeting was postponed indefinitely. The Company intends to announce the Annual Meeting date sometime in the next few months.

Termination of Techstar Business

On May 24, 1999 Techstar entered into an agreement with a significant customer to terminate an agreement to perform certain work Techstar had previously agreed to perform. The customer agreed to accept the termination without claim for damages and agreed to pay Techstar for work previously performed. Techstar agreed to release all relevant files to the customer to effect an orderly transition of the work to another company. On May 31, 1999 Techstar notified its remaining three customers in its site acquisition area that it was in the process of closing out its operations in the area of site acquisition and related services. As of June 1, 1999, none of the independent contractors or employees who were involved in providing services for Techstar would be further employed by Techstar to do so.

On June 10, 1999 Techstar Communications, Inc. entered into an agreement to transfer by way of assignment or through a new contract directly between JVP engineers, P.C. ("JVP") and the lone remaining customer for Techstar engineering work. This agreement transferred anticipated future engineering work that Techstar expected to perform that Techstar no longer believed was profitable for the Company. As part of this agreement, Techstar will be paid for related work previously completed and it will share in future potential profits related to the assigned work. The Company believes that all or most of the employees of the Techstar engineering department will become employees of JVP with the specific duties to continue work on the assigned contract.

As a result of the actions related to Techstar operations, the Company has reduced its number of employees to one person and it is managing the Techstar business from the New York headquarters location as of the filing date. The Company expects to reorganize its telecommunications related engineering work under new management at a later date.

Certain Tax Matters

On March 10, 1999 the Company received notice from the New York State Department of Taxation and Finance that Warrants were issued in the aggregate amount of $92,875.71. These Warrants relate to penalties and interest for previously paid state taxes for tax years 1993, 1994, 1996 and 1997 that were not paid in a timely manner. The Company is currently in the process of negotiation with the State Department of Taxation regarding the appropriateness of the penalties and payment arrangements. These Warrants are in addition to a New York State Tax Audit for the tax years 1994 through 1998 for which the State has preliminarily issued a finding of taxes, penalties and interest due in the amount of $217,000. The Company has disputed the Audit and requested a conciliation conference with the State, which has not yet been scheduled. On March 31, 1999 an executive and member of the Board of Directors of Hayden-Wegman provided a loan to the company in the amount of $100,000 to pay the estimated taxes due portion of the Audit finding. The Company therefore paid the State the estimated taxes due portion and intends to continue to attempt to resolve this dispute in its conciliation conference.

On May 25, 1999 the Commonwealth of Massachusetts Department of Revenue contacted the Company regarding past due taxes related to tax periods in 1995 through the first half of 1999. The Company has disputed the amounts due, which total $168,000 including penalties and interest.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         10.18    Separation Agreement of Solon Kandel

         10.19    Separation Agreement of Sergio Luciani

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         Form 8-K was filed on February 10, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   June 15, 1999                      IDF INTERNATIONAL, INC.

                                            By:   /s/  Michael J. Losch
                                               ---------------------------------
                                                  Michael J. Losch
                                                  Chief Operating Officer and
                                                  Chief Financial Officer