Form 10QSB/A
period 1999-04-30
IDF INTERNATIONAL INC
filed 1999-06-29
CIK 874993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1999

 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number:    0-24627

                             IDF International, Inc.
             (Exact name of registrant as specified in its charter.)


         New York                                       11-3059198
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

Documents Incorporated by Reference:        None.

Purpose of Amendment: The purpose of this Amendment No. 1 to the registrant's Form 10-QSB for the fiscal quarter ended April 30, 1999 is to include certain financial statements which were inadvertently omitted from the original filing. All information contained herein is as of the date of the original filing, June 21, 1999 and does not purport to provide an update of any information after such date.

                          IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED APRIL 30, 1999
                          UNAUDITED


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
       Interest                                                    $668,411
       Income taxes                                                       0


NON-CASH TRANSACTION:

     During the nine months ended April 30, 1999, the Board of Directors authorized the issuance of 81,551 shares of Series C Preferred Stock (designated Series A-1 Preferred Stock) in payment of preferred stock dividends in the aggregate amount of $101,940.


                                                IDF INTERNATIONAL INC, AND SUBSIDIARIES
                                                CONSOLIDATED INCOME STATEMENT
                                                                         (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  APRIL 30

                                                             1999                                            1998

REVENUE EARNED                                               $ 3,493,925                                     $ 3,815,718
              Cost Revenue Earned                            $ 1,897,942                                     $ 2,069,358
                                                       ------------------                              ------------------

GROSS PROFIT                                                 $ 1,595,983                                     $ 1,746,360
              Selling & Administrative exps                  $ 2,516,660                                     $ 1,435,911
                                                       ------------------                              ------------------

(LOSS) INCOME FROM OPERATIONS                                $  (920,677)                                    $   310,449

OTHER INCOME (EXPENSE)
              Interest Expense              $(203,213)                                 $    (273,448)
              Other Income                  $ 189,461        $   (13,752)              $      38,329         $  (235,119)
                                                       ------------------                              ------------------

(LOSS) Income Before Provision for Inc Taxes                 $  (934,429)                                    $    75,330
              PROVISION FOR INCOME TAXES                         141,085                                     $       -

                                                       ------------------                              ------------------

NET INCOME (LOSS)                                            $(1,075,514)                                    $    75,330
                                                       ------------------                              ------------------

(LOSS) Earnings per Share                                    $     (0.07)
                                                                                                                    0.01

                                                                                   NINE MONTHS ENDED
                                                                                        APRIL 30

                                                                 1999                                               1998

REVENUE EARNED                                                   $    9,526,945                                     $ 11,932,571
              Cost Revenue Earned                                $    5,309,153                                     $  6,749,018
                                                        ------------------------                            ---------------------

GROSS PROFIT                                                     $    4,217,792                                     $  5,183,553
              Selling & Administrative exps                      $    5,450,087                                     $  4,248,152
                                                        ------------------------                            ---------------------

(LOSS) INCOME FROM OPERATIONS                                    $   (1,232,295)                                    $    935,401

OTHER INCOME (EXPENSE)
              Interest Expense                $ (668,411)                                   $    (816,680)
              Other Income                    $  220,272         $     (448,139)             $     38,329           $   (778,351)
                                                        ------------------------                            ---------------------

(LOSS) Income Before Provision for Inc Taxes                     $   (1,680,434)                                    $    157,050
              PROVISION FOR INCOME TAXES                                                                            $     54,946
                                                                        141,085
                                                        ------------------------                            ---------------------

NET INCOME (LOSS)                                                $   (1,821,519)                                    $    102,104
                                                        ------------------------                            ---------------------

(LOSS) Earnings per Share                                        $        (0.12)                                            0.01






                          IDF INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED APRIL 30, 1999
                          UNAUDITED

                                                                                                   APRIL 30

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                                         $ (1,821,519)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation and amortization                                                                  $    100,826
    Amortization of goodwill                                                                       $     27,938
    Amortization of deferred costs                                                                 $     10,971
  Changes in operating assets and liabilities:
    (Increase) in contract receivables                                                             $   (809,201)
    Decrease in costs and earnings in excess of billings on uncompleted contracts                  $    143,310
    (Increase) in prepaid expenses and other current assets                                        $   (221,817)
    Increase in other assets                                                                       $    (26,000)
    (Decrease) in bank overdraft                                                                   $    (73,119)
    Increase in accounts payable                                                                   $    564,606
    (Decrease) in billings in excess of costs and earnings on uncompleted contracts                $    (78,632)
    (Decrease) in accrued wages, salaries and related costs                                        $   (610,869)
    Increase in current liabiliites                                                                $  2,473,195
                                                                                                   -------------
    NET CASH (USED IN) OPERATING ACTIVITIES                                                        $   (320,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                                        $    (47,297)
  Proceeds from acquisition of subsidiary
                                                                                                   -------------
    NET CASH (USED IN) INVESTING ACTIVITIES                                                        $    (47,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) in revolving credit facility                                                        $   (430,590)
    Increase in long-term debt                                                                     $     91,905
                                                                                                   -------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    $   (338,685)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        $   (706,293)

  Cash and cash equivalents, at beginning of year                                                  $    791,804
                                                                                                   -------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                        $     85,511
                                                                                                   -------------
                                                                                                   -------------




IDF INTERNATIONAL, INC. AND  SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
UNAUDITED

                                                                      APRIL 30                JULY 31
                                                                        1999                   1998
                                                                    (UNAUDITED)

CURRENT ASSETS
    Cash                                                                 85,512                 791,804
    Accounts receivable                                               4,507,042               3,763,506
    Allowance for doubtful accounts                                    (414,335)               (480,000)
    Work in process                                                   2,447,286               2,590,596
    Prepaid expenses/other current assets                               507,609                 285,792
                                                                     ----------              ----------
TOTAL CURRENT ASSETS                                                  7,133,114               6,951,698

FIXED ASSETS
     Total fixed assets                                                 879,603                 832,306
     less accumulated depreciations                                    (583,769)               (482,943)
                                                                     ----------              ----------
TOTAL FIXED ASSETS                                                      295,834                 349,363

OTHER ASSETS
    Goodwill-net                                                        532,252                 560,190
    Engineering license -net                                            143,719                 149,626
    Deferred acquisition cost-net                                        98,684                 103,748
    Other                                                               163,041                 137,042
                                                                     ----------              ----------
TOTAL OTHER ASSETS                                                      937,696                 950,606
TOTAL ASSETS                                                          8,366,644               8,251,667
                                                                     ----------              ----------
                                                                     ----------              ----------

LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  1,393,936                 909,023
    Revolving credit facility                                         2,328,539               2,759,129
    Bank overdraft                                                      191,647                 264,766
    Note payable -subordinated                                           15,000                  35,000
    Accrued wages & related costs                                       363,741                 974,610
    Current portion-LTD                                                 106,584                  95,521
    Other                                                             3,652,622               1,179,427
                                                                     ----------              ----------
TOTAL CURRENT LIABILITIES                                             8,052,069               6,217,476


LONG TERM LIABILITIES
    Long term debt -net current                                         598,384                 495,521
                                                                     ----------              ----------
TOTAL LONG TERM LIABILITIES                                             598,384                 495,521

SHAREHOLDERS EQUITY
    Series A preferred stock                                             14,167               1,750,000
    Series B preferred stock                                                  0                 800,000
    Series C preferred stock                                                  0               1,534,000
    Dividend Payable                                                          0                       0
    Common stock                                                         15,186                   9,928
    Common stock warrants                                                19,527                  19,527
     A.P.I.C.,                                                       15,041,377              10,875,469
    Retained earnings                                              (15,354,146)            (13,432,354)
    less stock sub receivable                                          (17,900)                (17,900)
                                                                     ----------              ----------
TOTAL STOCKHOLDERS EQUITY/(DEFICIT)                                   (281,789)               1,538,670
TOTAL LIABILITIES AND EQUITY                                          8,368,664               8,251,667
                                                                     ----------              ----------
                                                                     ----------              ----------




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   June 29, 1999                     IDF INTERNATIONAL, INC.

                                         By:   /s/  Michael J. Losch
                                            --------------------------------
                                                 Michael J. Losch
                                           Chief Operating Officer and
                                           Chief Financial Officer